Form 10KSB
period 1996-03-31
TECHNOLOGY GENERAL CORP
filed 1996-07-19
CIK 768914

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

               [X] Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1996

                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Transition Period From              to
                               -------------   -------------

                           Commission File No. 2-97732


                         TECHNOLOGY GENERAL CORPORATION


    New Jersey                                         22-1694294
- -----------------------                 -----------------------------------
State of Incorporation                  I.R.S. Employer Identification No.


12 Cork Hill Road, Franklin, New Jersey                07416
- -----------------------------------------------     -------------
Address of Principal Executive Office               Zip Code

Registrant's Telephone No.:       (201) 827-4143
                            -----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:

                         None

Securities Registered Pursuant to Section 12(g) of the Act:

     Title of Each Class:     Common Stock
     -------------------      Common Stock Class A

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---           ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Registrant's Revenues for Most Recent Fiscal Year:

                                   $3,303,256


     State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 1996, based on the closing bid on such day of $3/16:

                                    $433,721

     Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 1996:

                    Common:  5,093,278
                    Common Stock Class A:  157,839

     Transitional Small Business Disclosure Format:

                    Yes       No   X
                        ----     ----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

     Technology General Corporation ("Tech Gen") is the parent company and successor to Aerosystems Technology Corporation incorporated in the State of New Jersey in 1957 that operates four (4) divisions and one (1) subsidiary.

     The Metaltec Division is engaged in the manufacture of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division is engaged in the manufacture of numerous products, primarily spray coating systems and industrial air-driven mixers. Their spray coating systems are used primarily for coating industrial products. Their industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used primarily by hotels and restaurants. The Aerosystems Division is the lessor of a 24,000 square foot industrially-zoned building which presently has two tenants.

     Transbanc International Investors Corporation ("Transbanc"), a wholly-owned subsidiary, is primarily a real estate holding company engaged in leasing its 107,000 square foot industrial building. In addition, Tech Gen is the owner of a planned substantial industrial park approved and known as the Franklin Corporate Campus and other local properties suitable for industrial development, all of which are currently in the undeveloped planning stage.

DIVISION OPERATIONS

     The three (3) manufacturing divisions (Metaltec, Eclipse Systems, and Clawson Machine) all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

EMPLOYEES

     As of March 31, 1996, the Company had approximately forty-one (41) full-time employees. The Company does not have a union, and Management considers its employee relations to be satisfactory.

DISCUSSION OF DIVISIONS

1.   METALTEC DIVISION:

     During the past year, Metaltec's sales decreased by $131,278 or 8.5 percent, some of which may be attributable to production time lost as a result of inclement weather. The Division is attempting to expand its customer base in the writing instruments and advertising/specialty markets. Continued efforts to reduce costs have been successful, and operating income as a percentage of net sales has increased slightly in spite of higher raw material costs. Management anticipates reasonable stability in the general economy, which should result in a modest sales increase during the coming fiscal year. Metaltec manufactures a line of deep drawn metal components applicable to the cosmetic and writing instruments industries. Other fields include automotive, medical, and, on occasion, military components.

     Throughout the past fiscal year, Management concentrated heavily on seeking out an expanded customer base, primarily to increase sales and to develop a wider base product line with increased capability. In this regard, marketing was instrumental in acquiring several new customers in a variety of product lines, including an expansion of production for jumbo refill writing instrument tubes and a wide range of new cosmetic metal closures.

2.   ECLIPSE SYSTEMS DIVISION:

     Eclipse Systems's sales decreased 20.2 percent during the past fiscal year from $1,286,534 for the fiscal year-end March 31, 1995 to $1,026,476 for the fiscal year-end March 31, 1996. This $260,058 sales decline is viewed by Management as temporary and primarily due to the Division's termination of a specialized line of industrial mixers used by one customer. Management is confident that current research and development expenditures and Eclipse's aggressive ongoing marketing programs will result in increased sales and profitability. The marketing program includes the introduction of a new line of industrial mixers and continued growth in its new EnviroFlo industrial line of "inplant" pollution control systems. Over the past two years, specialized "air-driven" explosion-proof industrial mixers have become a primary source of Eclipse Systems's sales, and future contemplated business is expected to grow. Eclipse has recently designed and developed a special line of chemical mixers, which is expected to expand sales in the air-driven mixer market. Military sales are anticipated to continue to be soft due to the improvement of international relations and simultaneous reduction in military budgets.

     Eclipse Systems manufactures spray guns and related items and supplies a variety of industrial and automotive components. Eclipse is presently a distributor for the high performance Sicmo turbine high volume low pressure ("HVLP") spray systems designed to meet current U. S. Environmental Protection Agency ("E.P.A.") standards for spray coating operations. The French Sicmo turbine systems provide tried and proven solutions to the commercial and automotive industries. In addition, a variety of handgun models are also being made available with the Sicmo line.

3.   CLAWSON MACHINE DIVISION:

     Clawson Machine Division manufactures a line of ice crushing machines used primarily in the restaurant/hotel field. Throughout this past year, Clawson redesigned several of its products to meet the stringent National Sanitation Foundation (N.S.F.) specifications required by the food handling industry. In this regard, several design modifications have been finalized at the close of the past fiscal year. It is anticipated that these changes will improve sales distribution during the current fiscal year and will include a number of redesigned products having greater marketing potential where ice shavers are concerned.

     Clawson's overall sales increased $66,058 to $361,845 for the fiscal year ended March 31, 1996 compared to the fiscal year ended March 31, 1995 sales of $295,787. The resultant 22.3 percent increase in sales occurred primarily in the Division's ice crushing line, which Management attributes to product improvement, name recognition through increased national advertising and trade show attendance, and sales incentives to distributors. Operating income basically remained the same due to the increased advertising budget which ultimately should result in long-term financial benefits.

     Clawson's Plus Crusher is a new product which is used in conjunction with leading ice cube makers; i.e., Scotsman, Manitowoc, Ice-O-Matic, and others. Sales for this new U. S. patented product were slightly higher this fiscal year. This product is listed by the National Sanitation Foundation ("N.S.F.") and Underwriters Laboratories ("U.L."). Management believes that Clawson is the only entity that has obtained the N.S.F. listing for its ice crushing products, which are of major interest to all ice cube machine manufacturers, hotels owners, and restaurants.

     Clawson has also developed a new dry ice system which integrates into a high velocity dry ice blasting machine. This concept is unique in that it provides a means to accomplish what is generally known as sandblasting without the use of sand. This system permits the blasting of dry ice which, after impact, dissipates into the air as residual CO2 gas, resulting in less pollution, dust, and general environmental improvements. To date, six (6) systems have been ordered for trial applications.

DIVISION MARKETING

1.   METALTEC DIVISIONS:

     The Metaltec Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetic closures. Metaltec's marketing strategies include the placement of selected ads in technical journals and/or The Thomas Register and is generally known through information provided by the Writing Instruments Association.

     Metaltec is considered one of two major manufacturers of writing instrument components in the United States. Their primary products consist of caps, barrels, and refill tubes, which make up the primary components of writing instrument assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

     Metaltec's facilities include special operations which create unique designs on both writing instrument components and cosmetic closures, which generally are made to customer specifications.

     Metaltec engages two individuals who represent the Company in specified areas throughout the United States. These representatives function on a commission selling basis.

2.   ECLIPSE SYSTEMS DIVISION:

     Eclipse Systems's marketing is also done through a variety of industrial publications with advertisements highlighting its variety of products. Ads are primarily focused on reaching industrial consumers for filtration systems, spray equipment and accessories, and a variety of industrial air-driven mixers.

     The Division has recently expended its marketing program through attendance at selected trade shows held at various locations throughout the United States. Results have thus far been quite favorable with increased interest being shown by prospective customers which will ultimately lead to expanded sales.

     Eclipse also provides a number of selected distributors located throughout the United States that represent its specified products. Eclipse recently acquired distributorship rights for high performance Sicmo turbine HVLP spray systems that are designed to meet current E.P.A. standards for spray coating operational use. The French Sicmo turbine systems provide tried and proven solutions to the commercial and automotive industries. This market is currently being established and is expected to increase throughout the coming year.

3.   CLAWSON MACHINE DIVISION:

     Clawson's ice crushers are also marketed through a number of industrial magazines primarily geared to the hotel/motel industry. Clawson's ice crushers are designed to integrate with a number of conventional ice cube maker machines; i.e., Scotsman, Manitowoc, Ice-O-Matic, and Crystal Tips.

     Clawson's Plus Crusher is a relatively new patented product which is gaining worldwide acceptance. This product is also listed in National Sanitation Foundation and carries its authorized seal (N.S.F.).

     Marketing of Clawson's crushers are also done through United States distributors who provide equipment to the hotel and restaurant industries.

COMPETITION

     The Metaltec Division is believed to be one of two companies within the United States who supply in excess of 80 percent of the major components for domestic writing instrument manufacturers. Both Metaltec and its competitor enjoy supplying common customers depending on their needs, lead time, and selected specifications. Metaltec is a direct competitor with several firms engaged in the manufacture of cosmetic closure caps and, in this regard, has found competition to be keen and subject to special fabrication capabilities and pricing strategies.

     The Eclipse Systems Division is one of several companies in the United States and abroad engaged in the manufacture of spray coating systems and equipment. Subsequently all of Eclipse Systems's equipment is proprietary in nature and is often custom- made to the customer's own specifications. In addition, Eclipse Systems has developed over the past several years an extensive line of industrial air-driven mixers, which is used primarily where explosive atmospheres are prevalent. Many of these mixers are currently sold through various distributors throughout the United States. Because the bulk of Eclipse Systems's mixers are custom-made, Eclipse enjoys a market that is not subject to strong competition.

     The Clawson Machine Division is one of several small companies throughout the United States that is engaged in ice crushing equipment for both the hotel and restaurant industries. Several of Clawson's machines are proprietary in nature and design, one of which is a unit referred to as the "Plus Crusher", which is protected by a United States patent. Because Clawson's products are largely proprietary in nature, it is not subject to severe competition.

CURRENT OPERATING ENVIRONMENT:

     The consolidated statement of operations for the fiscal year-end March 31, 1996 indicates a net loss of $147,730. Management is confident that improved operating results will be forthcoming due to their commitment of increasing revenues through aggressive and innovative marketing techniques and their continued efforts to decrease costs while maintaining product quality.

     Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from six (6) industrial rental tenants, which is expected to maintain rental income of approximately $486,000 through March 31, 1997. These industrial rental tenants are believed to be the result of a substantial improvement from the weakened economic conditions that existed through the early 1990's.

     Although the Company still has not completely settled its environmental claims (see Item 3 for further details), the Company has been able to informally reach a proposed settlement, which is now being reviewed for final acceptance. This settlement is being structured to allow the Company to meet the cashflow requirements to liquidate this claim on an orderly basis. In conjunction with this effort, the Company is reviewing the possibilities of engaging an environmental law firm for the purpose of entering into litigation with its catastrophic insurance carriers to recover its prior losses.

     During the fiscal year ended March 31, 1996, the Company restructured its primary source of long-term debt. Terms of the new debt are more financially favorable to the Company with the result that interest expense will decrease.

     The following summarizes Management's plans which, if successful and if implemented on a timely basis, could give the Company the ability to substantially improve its operating income base:

1. Continue to aggressively market several new products in all divisions which have recently been developed to increase sales.

2. Increase the sales of its core product lines by identifying and marketing to new customers and increasing sales to existing customers.

3. Aggressively pursue the necessary environmental legal permits to market the availability of 15 new industrial sites at the Company's Franklin Corporate Campus in order to maximize income and cash flows.

4. Continue to aggressively monitor and control operating costs in an attempt to reduce such costs to their lowest possible level.

5. Continue to evaluate various underwriting concepts in order to acquire public financing for acquisition purposes and development of plant sites located at the Company's industrial complex.

6. Continue to liquidate non-business related land and/or buildings that no longer relate to the Company's future business growth plans. (See Environmental Matters.)

7. Continue to develop and/or acquire new divisional products which will form the basis for continued growth and sales for years to come.

REGISTRATION

     Tech Gen (the Company) is a publicly traded holding company that is listed currently in the pink sheets and subject to the rules and regulations governed by the Securities and Exchange Commission. It is required periodically to submit detailed operating and financial reports to the S.E.C. and to furnish any other information that the authority may require. The Company's stock is traded over the counter, and its transfers are handled through The Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

SIGNIFICANT CUSTOMERS

     For the year ended March 31, 1996, the Clawson Division had sales of $59,958 to one (1) major customer which accounted for 17 percent of the total sales of $361,845.

     One major customer accounted for 28 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

     The Metaltec Division has two customers which together represent 72 percent of Metaltec's total sales. Sheaffer Pen represents 45 percent, and Accutec, Inc. represents 27 percent. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Metaltec's total sales.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company occupies approximately 71,000 square feet in its own industrial park, which houses its various administrative offices and manufacturing facilities, including Metaltec Division, Eclipse Systems Division, Clawson Machine Division, Aerosystems Technology, and Transbanc International Investors Corporation.

     The Company also owns an industrial site in Franklin, New Jersey comprising 106 acres, which has been approved for 15 planned plant sites. This site includes a 86,000 gallon per day sewer allocation and has a main water line installed through the property.

     Adjoining this acreage is a 107,000 square foot industrial building located on Munsonhurst Road owned by the Company's subsidiary, Transbanc. The majority of this facility is leased to various business interests.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres are the subject of an E.P.A. Superfund cleanup. This property has been restored and is presently partially occupied by two (2) tenants. The Division is currently seeking to sell or lease this building. (See Environmental Matters.)

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     On December 6, 1990, the Company received a memorandum from the United States Department of Justice outlining the contemplated settlement of a claim between the Company and the Environmental Protection Agency (E.P.A.). Management questions the terms of settlement as being unrealistic with respect to the Company's ability to meet the payment conditions of the subject plan.

     The settlement agreement, which is currently under review by Management, would initially require the Company to pay $25,000 cash upon execution of the Consent Decree and issue a $206,000 note to the E.P.A. payable over five (5) years. Additionally, a balloon payment in the amount of $150,000 would be payable five (5) years from the date of approval of the agreement. Other stipulations state the U. S. Government would receive 60 percent of the net rental income derived from the property and 60 percent of the net proceeds upon sale of the property. As of March 31, 1996, the Company has a $331,000 liability on its Consolidated Balance Sheet relative to the above proposal.

     As of March 31, 1996, the Company received assurances from the U. S. Department of Justice that they are still prepared to recommend to the appropriate government officials that the United States Government accept a modified offer made by the Company. A Consent Decree has been drafted by the United States Government and is being circulated within the government preparatory to be forwarded to the Company's legal counsel for final consideration. Modifications and revisions to the Consent Decree are being reviewed that both legal counsel and the Company believe will result in an equitable settlement agreement for both the Company and the E.P.A.

     Recently the Company searched its insurance files for possible coverage of the Company's environmental liability coverage. This search revealed a minimum of four (4) carriers that may be required to support the Company's losses under its catastrophic coverage. Legal counsel is currently reviewing the case matter for potential litigation.

OTHER LEGAL MATTERS

     The Company has filed a lawsuit against E.L.F. Lubricants, N.A. for damages of $63,120 caused by the delivery of special lubricants improperly identified by E.L.F.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     The Corporation's Common Stock is traded in the over-the-counter market. The Company has three security firms to represent the Company.

     Since the Company's merger with its subsidiary, Aerosystems Technology Corporation, the Company (Technology General Corporation) has experienced limited trading in the over-the-counter market. The following tables show for the calendar periods indicated the representative high and low bid prices as reported by the National Quotation Bureau, Inc. of the Corporation's Common Stock for its past two fiscal years. Such prices represent quotations between dealers without adjustments for retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                             Common Stock
                                             ------------
                                                  Bid
                                                  ---
Fiscal Year Ended March 31, 1996             High      Low
- --------------------------------             ----      ---

First Quarter                                3/16      1/16
Second Quarter                               1/2       1/16
Third Quarter                                5/16      1/16
Fourth Quarter                               3/16      1/8


                                             Common Stock
                                             ------------
                                                 Bid
                                                 ---

Fiscal Year Ended March 31, 1995             High      Low
- --------------------------------             ----      ---
First Quarter                                13/32     5/32
Second Quarter                               13/32     5/32
Third Quarter                                13/32     5/32
Fourth Quarter                               13/23     5/32

STOCK QUOTATIONS

     The above quotations as reported by the Electronic Bulletin Board for over-the-counter stocks do not necessarily reflect the true value of the Company's stock because of the considerable disparity resulting from the Company's real estate holdings, which are undervalued based on current appraised values.

HOLDERS

     The approximate number of holders of Common Stock of record of the Corporation on March 31, 1996 was 471. As of March 31, 1996, the number of holders of Common Stock Class A was 15.

DIVIDENDS

     The Company has not paid any cash dividends since its inception, and the Board of Directors does not contemplate doing so in the near future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     This analysis of the Company's financial condition, capital resources, and results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $740,997 at March 31, 1996, and the current ratio was
2.17 to 1. The decrease in working capital of $83,520 was primarily attributable to the collection of a mortgage receivable with the proceeds being used to purchase capital assets.

     Net cash flow from operations was approximately $130,000 for the year ended March 31, 1996, which was primarily attributable to depreciation and amortization of $308,771 which was offset by the net loss amounting to $147,730.

     For the year ended March 31, 1995, net cash flow from operations was approximately $530,000, which was primarily attributable to net income and depreciation and amortization aggregating approximately $724,000 reduced by deferred income taxes of approximately $188,000.

     During the current fiscal year, the Company restructured its term notes A and B payable to a bank. The Company converted the outstanding balances of these notes and borrowed an additional $65,000 to be used as collateral for its letter of credit facility. The note is payable in monthly installments of principal and interest at a fixed rate of prime plus 1 percent per annum through August 1, 2000, at which time the remaining unpaid principal balance will be due. The note is secured by first mort-gages on the Company's real estate holdings as well as an assignment of leases and rents from its rental operations and all other assets of the Company.

RESULTS OF OPERATIONS (CONSOLIDATED)

     The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 1996 and March 31, 1995. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                          1996           1995
                                        ---------      ---------
Revenue:
  Product Sales                         $2,802,845     $3,128,123
  Rental Income                            500,411        524,915
                                        -----------    -----------
                                         3,303,256      3,653,038
Costs and Expenses:
  Cost of Product Sales                  1,816,095      2,013,516
  Cost of Rentals                          200,214        176,828
  Selling, General, and Administrative   1,354,318      1,252,547
                                        -----------    -----------
                                         3,370,627      3,442,891
                                        -----------    -----------
Income (Loss) From Operations              (67,371)       210,147

Other Income (Expense)                     (92,359)        25,974
                                        -----------    -----------
Income (Loss) Before Income Tax
  Expense (Credit)                        (159,730)       236,121

Income Tax (Credit)                        (12,000)       188,000)
                                        -----------    -----------
Net Income (Loss)                       $ (147,730)    $  424,121

Net Income (Loss) per Common Share      $     (.03)    $      .07

Current Ratio                                  2.2            2.3

Weighted Average Number of Shares
Outstanding Used in Computing
Earnings Per Share                       5,683,350      5,665,350


YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995
(SEE DESCRIPTION OF BUSINESS - DISCUSSION OF DIVISIONS)

     Technology General Corporation generated revenues of $3,303,256 and $3,653,038 for the years ended March 31, 1996 and 1995, respectively. Product manufacturing revenues were $2,802,845 and $3,128,123 in 1996 and 1995, respectively, while rental income was $500,411 and $524,915 in 1996 and 1995, respectively. Combined sales of the Eclipse Division and the Metaltec Division declined approximately $391,000 whereas the Clawson Division's sales modestly increased about $66,000. Transbanc's rental revenue basically remained unchanged with the slight decrease due mainly to financial reporting differences. The property and building owned by Transbanc continues to increase in value as a result of improvements and renovations made by the Company. This investment will ultimately provide greater rental income.

     During the year, the Metaltec Division moved to replace some of its cosmetic product business with a diversified line of deep drawn products by targeting specialty items that generate volume orders. In this category is included writing instrument refill tubes and specialty writing instrument tubes. Also greater attention is being placed on the higher priced components used by major writing instrument manufacturers which are fabricated from 24 karat gold and pure silver.

     The Eclipse Systems Division continued to expand its air-driven mixer line of products that are used primarily in the food and chemical industry businesses. Over the past several years, Eclipse Systems has added a variety of new designs custom-made to meet special industry requirements and has further expanded the line by offering for the first time a number of electrical-driven mixers to broaden its competitive base.

     The combined net loss for the manufacturing divisions amounted to $114,449 after the allocation of Technology General Corporation's administration expense. When compared to the combined net income of $89,840 for the fiscal year-end March 31, 1995, the resultant negative turnaround of $204,289 is primarily attributable to the decrease in sales and reduction in other income, mainly an insurance recovery of $71,000. Transbanc International Investors Corporation (wholly-owned subsidiary) sustained a net loss of $40,532 for the current fiscal year compared to net income of $123,693 the previous fiscal year. The $164,225 loss in net income is due to the corporation's absorption of a greater percentage of administrative expenses and the absence of any insurance recovery, which amounted to $32,416 in fiscal year ended March 31, 1995.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          COUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors do not receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. All Directors may receive an annual fee of $200.00 payable in stock at the option of the Board of Directors.

     CHARLES J. FLETCHER (age 73) was the founder of Aerosystems Technology Corporation prior to its merger with the Company and has been its President and a Director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the U.S.N.R. (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several patents.

     JEFFREY C. FLETCHER (age 43) is President of Metaltec Division. He has been associated with Metaltec for eleven years, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Metaltec. He is the son of Charles J. Fletcher and Helen S. Fletcher. He is also a Director of the subsidiary.

     ATHALYN M. HOPLER (age 46) joined Aerosystems in 1983. She is currently Executive Secretary and Assistant to the President of Technology General Corporation. Prior to joining Aerosystems, she served as Administrative Secretary for RCA Records in Rockaway, New Jersey for six years. She graduated with an Associates of Arts Degree in Business Administration from Rider College in June of 1969, where she achieved honors and Dean's List.

     HELEN S. FLETCHER (age 65) served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1953, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Assistant Secretary and Assistant Treasurer.

     DARREN ELG (age 43) is President of Eclipse Systems Division and is an Engineering graduate holding a B.S.C.E. from Georgia Institute of Technology. He came to Eclipse Systems with a diversified background in Engineering, Management, and Sales. He was formerly employed by Interpace Corporation with engineering responsibilities. He managed a staff of project engineers as well as coordinated procurement of materials and manufacturing for highly technical systems and projects.

     DONALD T. SIENKIEWICZ (age 61) is Corporate Controller with full financial responsibilities, including all accounting functions. A certified public accountant, he is a member of the New Jersey State C.P.A.'s and the American Institute of C.P.A.'s. Prior to his present employment with the Company, he was Controller of a medium-sized catalog and showroom sales retailer/wholesaler and had been employed in public accounting by a large (Big 6) international accounting firm.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 1996, to each of the named executive officers of the Registrant.

                               EXECUTIVE CAPACITY


Name                     Position
- ----                     --------

Charles J. Fletcher      President, Chairman of the Board

Jeffrey C. Fletcher      Executive Vice President, Director

Athalyn M. Hopler        Secretary/Treasurer, Director

Helen S. Fletcher        Asst. Treasurer/Asst. Secretary, Director

Darren Elg               Director

Donald T. Sienkiewicz    Director

                                  COMPENSATION

Name of Individual                                          Cash
or Group                 Capacity in Which Served           Compensation
- ------------------       ------------------------           ------------

Charles J. Fletcher      President/Chrm. of Board           $137,689

No other executive officer receives compensation in excess of $100,000.

(1) The Company owns automobiles for four Executive officers. The cars were used primarily for business purposes.

(2)  None of the Executive officers have employment agreements with the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of March 31, 1996, certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name and Address         Number of Shares    Number of Shares  Percentage of
Beneficial Owner         of Common Stock     of Class A Stock  Beneficial
or Identity of           Beneficially        Beneficially      Ownership
Group                    Owned               Owned
- ----------------         ----------------    ----------------  -------------

Charles J. Fletcher(1)   1,357,500           25,000             24.4%
7 Valley Road
Sparta, NJ 07871

Jeffrey C. Fletcher(2)     422,439           20,000              7.8%
82 Birch Parkway
Sparta, NJ 07871

Helen S. Fletcher((3)    1,065,500                              20.3%
7 Valley Road
Sparta, NJ 07871

Athalyn M. Hopler(4)                          7,000              0%
309 Wantage Avenue
Branchville, NJ 07826

Darren Elg(5)               10,500           30,000              0%
11 Tudor Hill Drive
Sussex, NJ 07461

Evelyn Padalino            382,916                               5.8%
35 Gail Road
Morris Plains, NJ 07950

All officers and directors as a group total six and own 2,855,939 Common shares and 82,000 Class A shares.
- ---------------------
(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 144,000 shares of Common Stock (2.5%).

(2) Jeffrey C. Fletcher is Executive Vice President and Director of the Company and President of Metaltec Division.

(3) Helen S. Fletcher is a co-founder and Director of the Company.

(4) Athalyn M. Hopler is Secretary/Treasurer and Director of the Company.

(5) Darren Elg is a Director of the Company, President of Eclipse Systems Division and Clawson Machine Division.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1, 1993, the Board of Directors voted to award a grant of shares of Common Stock and Class A Common Stock to certain individuals. The shares are to be issued only upon the completion of five (5) years of uninterrupted service commencing April 1, 1993. Shares are earned at the rate of 20 percent per annum. Shares issued prior to the 5-year period would only be issued on a pro rata basis subject to termination of the employee by Management. Grants for Common Stock and Class A Common Stock have been awarded to the following Key
Employees:

     Athalyn M. Hopler        10,000 shares of Class A Common
     Lois Elg                 10,000 shares of Class A Common
     Darren Elg               20,000 shares of Class A Common
     Jeffrey C. Fletcher      20,000 shares of Common
     Charles J. Fletcher      30,000 shares of Common

     Upon issuance of the above-stated Class A Common Shares, such shares ay be converted on a one-for-one basis into shares of the Company's Common Stock at the option of the shareholder. Such conversion is restricted until two years after the issuance of the Class A Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  The following documents are filed or part of this report:

          1.   FINANCIAL STATEMENTS

          Independent Auditors Report (F-1)
          Consolidated Balance Sheet (F-2)
          Consolidated Statements of Operations (F-3)
          Consolidated Statements of Stockholders' Equity (F-4)
          Consolidated Statements of Cash Flows (F-5-6)
          Notes to Consolidated Financial Statements (F-7-16)

          2.   EXHIBITS

          Description              Incorporation by reference -
                                       Previous Designation
          -----------              ----------------------------

          Certificate of Incorporation            *
          Voting Trust Agreement                  *
          By-Laws                                 *
          Specimen of Stock Certificate
            (Common)                              *
          Specimen of Stock Certificate
            (Class A Common)                      *
          Statement Regarding Computation
            of Per Share Earnings                 **

          *Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC File No. 2-97732).

          **See Consolidated Financial Statements.

     (b)  Reports on Form 8K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Franklin, State of New Jersey, on the 12th day of July, 1996.

                                        TECHNOLOGY GENERAL CORPORATION


                                        By: /s/ Charles J. Fletcher
                                           ------------------------------
                                           Charles J. Fletcher, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                          Title                         Date
- ---------                          -----                         ----


/s/ Charles J. Fletcher            President/Chairman of         7/12/96
- -------------------------          the Board
Charles J. Fletcher


/s/ Jeffrey C. Fletcher            Executive Vice President/     7/12/96
- -------------------------          Director
Jeffrey C. Fletcher


/s/ Athalyn M. Hopler              Secretary/Treasurer/          7/12/96
- -------------------------          Director
Athalyn M. Hopler


/s/ Helen S. Fletcher              Asst. Secretary/Asst.         7/12/96
- -------------------------          Treasurer/Director
Helen S. Fletcher


/s/ Darren A. Elg                  Director                      7/12/96
- -------------------------
Darren A. Elg


/s/ Donald T. Sienkiewicz          Director                      7/12/96
- -------------------------
Donald T. Sienkiewicz

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECHNOLOGY GENERAL CORPORATION

                                        /s/ Charles J. Fletcher
                                        ------------------------------------
                                        Charles J. Fletcher,
                                        President, Chief Executive Officer,
                                        Chairman of the Board


                                        /s/ Athalyn M. Hopler
                                        ------------------------------------
                                        Athalyn M. Hopler
                                        Secretary/Treasurer

Date:  July 12, 1996

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY




                                    CONTENTS



INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  CONSOLIDATED BALANCE SHEET                                          F-2

  CONSOLIDATED STATEMENTS OF OPERATIONS                               F-3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-5 - F-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7 - F-16

                                  [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
 Technology General Corporation and Subsidiary


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology General Corporation and Subsidiary at March 31, 1996, and the consolidated results of their operations and their cash flows for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



                                        /s/ Rothstein, Kass & Company, P.C.




Roseland, New Jersey
June 20, 1996

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $  116,617
 Cash collateral account for letters of credit
  (NOTE 11)                                              165,000
 Accounts receivable, net of allowance for
  doubtful accounts of $1,000                            405,841
 Inventories (NOTE 3)                                    505,629
 Deferred tax asset (NOTE 9)                              27,000
 Prepaid expenses and other current assets               154,265
                                                      ----------
    Total current assets                                            $ 1,374,352

PROPERTY, PLANT AND EQUIPMENT, less accumulated
 depreciation and amortization of $4,116,553 (NOTE 4)                 2,086,061

OTHER ASSETS:
 Goodwill, less accumulated amortization of $46,765       45,727
 Deferred tax asset (NOTE 9)                             173,000
 Other                                                    44,306
                                                      ----------
                                                                        263,033
                                                                    -----------
                                                                    $ 3,723,446
                                                                    -----------
                                                                    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Long-term debt, current portion (NOTE 5)             $  176,903
 Accounts payable                                        287,654
 Accrued expenses and other (NOTE 6)                     168,798
                                                      ----------
    Total current liabilities                                       $   633,355

LONG-TERM LIABILITIES:
 Long-term debt, less current portion (NOTE 5)         1,164,405
 Accrual for loss contingency (NOTE 11)                  331,000
 Security deposits                                        43,845
                                                      ----------
    Total long-term liabilities                                       1,539,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote per share,
  authorized 30,000,000 shares, issued 5,490,228
  shares, outstanding 5,489,448 shares                     5,490
 Class A common stock, $.001 par value, .1 vote
  per share, authorized 15,000,000 shares,
  issued and outstanding 157,839 shares                      158
 Additional paid-in capital                            2,376,486
 Accumulated deficit                                    (831,053)
                                                      ----------
                                                       1,551,081
 Less treasury stock, at cost, 780 shares                   (240)
                                                      ----------
    Total stockholders' equity                                        1,550,841
                                                                    -----------
                                                                    $ 3,723,446
                                                                    -----------
                                                                    -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 1996 and 1995



                                                     1996             1995
                                                ------------     ------------
REVENUES:
 Product sales                                  $  2,802,845     $  3,128,123
 Rentals                                             500,411          524,915
                                                ------------     ------------
                                                   3,303,256        3,653,038
                                                ------------     ------------
COSTS AND EXPENSES:
 Cost of product sales                             1,816,095        2,013,516
 Cost of rentals                                     200,214          176,828
 Selling, general and administrative expenses      1,354,318        1,252,547
                                                ------------     ------------
                                                   3,370,627        3,442,891
                                                ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        (67,371)         210,147
                                                ------------     ------------
OTHER INCOME (EXPENSE):
 Interest expense (net of interest income of
  $9,027 in 1996 and $10,886 in 1995)                (63,206)         (64,394)
 Other                                                20,847           33,252
 Insurance recovery                                                   107,116
 Provision for loss contingency (NOTE 11)            (50,000)         (50,000)
                                                ------------     ------------
                                                     (92,359)          25,974
                                                ------------     ------------
NET INCOME (LOSS) BEFORE INCOME TAX CREDIT          (159,730)         236,121

INCOME TAX CREDIT                                    (12,000)        (188,000)
                                                ------------     ------------
NET INCOME (LOSS)                               $   (147,730)    $    424,121
                                                ------------     ------------
                                                ------------     ------------
NET INCOME (LOSS) PER COMMON SHARE              $       (.03)    $        .07
                                                ------------     ------------
                                                ------------     ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 USED IN COMPUTING EARNINGS (LOSS) PER SHARE       5,683,350        5,665,350
                                                ------------     ------------
                                                ------------     ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended March 31, 1996 and 1995



                                                     Class A
                               Common Stock        Common Stock        Additional                   Treasury Stock
                            -------------------    ---------------      Paid-in       Accumulated   ---------------
                              Shares     Amount    Shares   Amount      Capital         Deficit     Shares   Amount     Total
                            ---------    ------    -------  ------     ----------     -----------   ------   ------   ----------


BALANCES, March 31, 1994    5,490,228    $5,490    157,839    $158     $2,376,486     $(1,107,444)     500    $(100)  $1,274,590

STOCK ACQUIRED FOR
 TREASURY (NOTE 7)                                                                                     280     (140)        (140)

NET INCOME                                                                                424,121                        424,121
                            ---------    ------    -------    ----     ----------     -----------      ---    -----   ----------

BALANCES, March 31, 1995    5,490,228     5,490    157,839     158      2,376,486        (683,323)     780     (240)   1,698,571

NET LOSS                                                                                 (147,730)                      (147,730)
                            ---------    ------    -------    ----     ----------     -----------      ---    -----   ----------

BALANCES, March 31, 1996    5,490,228    $5,490    157,839    $158     $2,376,486     $  (831,053)     780    $(240)  $1,550,841
                            ---------    ------    -------    ----     ----------     -----------      ---    -----   ----------
                            ---------    ------    -------    ----     ----------     -----------      ---    -----   ----------




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended March 31, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                  1996                 1995
                                                                                              -----------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $  (147,730)          $ 424,121
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                               308,771             300,743
      Recovery of doubtful accounts                                                                (4,304)            (24,929)
      Deferred income tax credit                                                                  (12,000)           (188,000)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                           25,908              22,773
         (Increase) decrease in inventories                                                        50,309             (21,512)
         (Increase) decrease in prepaid expenses and other
          current assets                                                                          (81,377)              9,572
         (Increase) decrease in other assets                                                      (20,925)              2,234
         Increase in accounts payable                                                              10,102               3,712
         Decrease in accrued expenses and other                                                   (52,302)            (45,693)
         Increase (decrease) in security deposits                                                   3,255              (2,924)
         Increase in accrual for loss contingency                                                  50,000              50,000
                                                                                              -----------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         129,707             530,097
                                                                                              -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                    (213,208)           (182,475)
   Proceeds from (payments for) mortgage receivable                                               102,708              (7,462)
   Deposits to cash collateral account for letters of credit                                      (78,765)
   Proceeds from cash collateral account for letters of credit                                                          2,483
                                                                                              -----------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                                            (189,265)           (187,454)
                                                                                              -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                     1,260,256               4,190
   Principal payments on long-term debt                                                        (1,201,561)           (323,811)
   Purchase of common stock for treasury                                                                                  140
                                                                                              -----------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                58,695            (319,481)
                                                                                              -----------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (863)             23,162

CASH AND CASH EQUIVALENTS, beginning of year                                                      117,480              94,318
                                                                                              -----------           ---------

CASH AND CASH EQUIVALENTS, end of year                                                        $   116,617           $ 117,480
                                                                                              -----------           ---------
                                                                                              -----------           ---------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                       Years Ended March 31, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents



                                                                                                  1996                 1995
                                                                                              -----------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION, cash paid during the year for interest                                          $   133,330           $ 145,518
                                                                                              -----------           ---------
                                                                                              -----------           ---------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES, asset recorded pursuant to
 obligation under capital lease                                                               $    23,824           $  -
                                                                                              -----------           ---------
                                                                                              -----------           ---------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  NATURE OF BUSINESS:

     Technology General Corporation operates in the following industries: manufacture of deep-drawn metal-formed products, manufacture of ice crushing and shaving equipment and distribution of spray coating and industrial mixer systems. The Company sells its products to a wide variety of users primarily throughout the United States. The Company's subsidiary (Transbanc International Investors Corporation) owns and rents a 109,000 square foot commercial building in Franklin, New Jersey.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Technology General Corporation and its wholly-owned subsidiary Transbanc International Investors Corporation (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

     INVENTORIES - Inventories, which include material, labor and overhead costs, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, including labor costs capitalized for tooling of machine parts and the renovation of certain buildings, are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the various assets as follows:

                    ASSET                    ESTIMATED USEFUL LIVES
                  ---------                  -----------------------

          Buildings and improvements              25-40 Years
          Land improvements                          10 Years
          Machinery and equipment                  5-10 Years
          Furniture and fixtures                   5-10 Years
          Office equipment                         5-10 Years
          Transportation equipment                 3-5 Years

     GOODWILL - Goodwill is being amortized on the straight-line basis over its estimated useful life of 20 years.

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and interest bearing time deposits with an initial maturity of less than 90 days.

     NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents include shares issuable upon exercise of outstanding stock options when dilutive.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     ADVERTISING COSTS - The Company expenses advertising costs the first time the advertisement takes place.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the balance sheet.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain items have been reclassified in 1995 to conform with the 1996 presentation.

NOTE 3 -  INVENTORIES:

     Inventories consist of the following at March 31, 1996:

          Purchased parts and raw materials                   $337,851
          Work-in-process                                       29,405
          Finished goods                                       138,373
                                                              --------
                                                              $505,629
                                                              --------
                                                              --------

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following at March 31, 1996:

          Building and improvements                         $3,420,041
          Land improvements                                    136,075
          Machinery and equipment                            1,810,023
          Furniture and fixtures                                87,191
          Office equipment                                     230,420
          Transportation equipment                             153,550
          Land                                                 365,314
                                                            ----------
                                                             6,202,614
          Less accumulated depreciation and amortization     4,116,553
                                                            ----------
                                                            $2,086,061
                                                            ----------
                                                            ----------

     A parcel of land containing a building, which is being used for rental to a third party, is subject to claims of the United States Department of Justice (NOTE 11).

     At March 31, 1996, property, plant and equipment includes $23,824 and accumulated depreciation includes $4,765 related to an asset recorded under a capital lease (NOTE 5).

NOTE 5 -  LONG-TERM DEBT:

     The following is a summary of long-term debt at March 31, 1996:

          Line of credit, due on demand or January 31,
           1997 if no demand is made, providing for
           maximum borrowing of $15,000 with interest
           due quarterly at the base rate (9% at
           March 31, 1996) as defined in the agreement
           plus 1%                                                   $7,000

          Revolving loan note payable, bank, bearing
           interest at 3% above the banks prime rate
           (8.25% at March 31, 1996) per annum.  Advances
           shall be repaid, together with all accrued
           interest, at the earlier of 60 days from the
           date on which the advance was made or August 1,
           1996 (NOTE 11)                                            45,905

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  LONG-TERM DEBT (CONTINUED):

          Mortgage note payable, in monthly installments
           of $10,915 including interest at 9.75% per annum
           through October 1, 2000, at which time the
           remaining principal balance is due, and secured
           by first mortgages on the Company's real estate
           holdings as well as an assignment of leases and
           rents from its rental operations and all other
           assets of the Company                                  1,143,366

          Loan payable, bank, in monthly installments of
           $2,908 including interest at 9% per annum through
           November 1997                                             53,815

          Obligation under capital lease, payable in monthly
           installments of $598 including interest at 11.50%
           per annum through September 1999 (NOTE 4)                 20,608

          Various notes and loans payable to banks and individuals,
           bearing interest at rates between 9% and 14%, due in
           monthly installments of principal and interest through
           February 1998                                             70,614
                                                                 ----------
                                                                  1,341,308
          Less current portion                                      176,903
                                                                 ----------

                                                                 $1,164,405
                                                                 ----------
                                                                 ----------

     Future aggregate principal maturities by year are as follows:

          Year ending March 31:
                  1997                                             $176,903
                  1998                                               53,490
                  1999                                               30,814
                  2000                                               30,404
                  2001                                            1,049,697
                                                                 ----------
                                                                 $1,341,308
                                                                 ----------
                                                                 ----------

     The revolving loan and mortgage note payable have a provision which provides for interest at 2% per annum in excess of such rate that would otherwise be payable if the notes are not repaid at maturity.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  ACCRUED EXPENSES AND OTHER:

          Accrued expenses and other are comprised of the following at March 31, 1996:

                 Payroll and related                            $    24,697
                 Interest                                            19,803
                 Real estate taxes                                   25,599
                 Insurance                                           33,398
                 Loss reserve                                        25,000
                 Professional fees                                   26,105
                 Commissions                                         11,722
                 Other                                                2,474
                                                                -----------

                                                                $   168,798
                                                                -----------
                                                                -----------

NOTE 7 - STOCKHOLDERS' EQUITY:

         During the year ended March 31, 1995, the Company purchased from a shareholder 280 shares of its common stock for $140.

         The Company has granted 50,000 shares of its common stock and 50,000 shares of its Class A common stock with exercise prices of Nil to various key employees pursuant to a non-qualified employee stock option plan. These shares are earned by the employees at the rate of 20% per year beginning April 1, 1993. At March 31, 1996, 36,000 shares are vested to employees covered by this plan.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASES:

         The Company is the lessor under operating leases which expire in various years through 2001.

         Minimum future rentals under noncancelable leases as of March 31, 1996 are as follows:

         Year ending March 31:
                  1997                                          $   323,718
                  1998                                               57,701
                  1999                                               23,148
                  2000                                               22,948
                  2001                                               13,384
                                                                -----------

                                                                $   440,899
                                                                -----------
                                                                -----------

NOTE 9 - INCOME TAX CREDIT:

         The provision for income tax credit in the accompanying consolidated statements of operations consists of the following deferred federal and state tax credits for the year ended March 31, 1996:

                  Deferred:
                  Federal                                       $  (11,000)
                  State                                             (1,000)
                                                                ----------
                                                                $  (12,000)
                                                                ----------
                                                                ----------

         The following reconciles the computed income tax benefit at the Federal statutory rate to the actual provision for income taxes for the year ended March 31, 1996:

         Deferred Federal and State income tax credit:
           Computed tax credit at Federal statutory rate        $  (25,000)
           Depreciation of property, plant and equipment             17,000
           Non deductible expenses                                    2,000
           State provision, net of Federal tax                      (4,000)
           Bad debt expense                                         (2,000)
                                                                ----------

                                                                $  (12,000)
                                                                ----------
                                                                ----------

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAX CREDIT (CONTINUED):

         The components of the Company's deferred tax assets and liabilities at March 31, 1996 under SFAS 109 are as follows:

                                                   Federal    State      Total
                                                 ---------  -------     ------
            Deferred Assets:
              Tax benefit attributable to:
               Net operating loss carryforward   $ 198,000  $ 17,000  $ 215,000
               Accrual for loss contingency        109,000    30,000    139,000
               Depreciation                        (50,000)  (14,000)   (64,000)
               Other (inventory and other)           4,000     6,000     10,000
                                                 ---------  --------  ---------
                                                   261,000    39,000    300,000
            Less valuation allowance                87,000    13,000    100,000
                                                 ---------  --------  ---------
                                                 $ 174,000  $ 26,000    200,000
                                                 ---------  --------
                                                 ---------  --------
            Less current portion                                         27,000
                                                                      ---------
            Long-term portion                                         $ 173,000
                                                                      ---------
                                                                      ---------

         At March 31, 1996, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $594,000 and $184,000, respectively, which expire in fiscal years 1998 through 2011.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION:

              Information relative to the Company's business segments are as follows:


                                                                         Year Ended March 31,
                                                                 --------------------------------
                                                                       1996               1995
                                                                 -------------      -------------
              Product Sales:
               Deep-drawn metal-formed products                  $   1,414,524      $   1,545,802
               Spray coating and industrial mixer systems            1,026,476          1,286,534
               Ice crushing machines                                   361,845            295,787
               Rental                                                  500,411            524,915
                                                                 -------------      -------------
                                                                 $   3,303,256      $   3,653,038
                                                                 -------------      -------------
                                                                 -------------      -------------

                                                                          Year Ended March 31,
                                                                 --------------------------------
                                                                       1996                1995
                                                                 -------------      -------------
             Operating Profit:
               Deep-drawn metal-formed products                  $     222,133      $     242,410
               Spray coating and industrial mixer systems              149,791            297,421
               Ice crushing machines                                    61,061             64,237
               Rental                                                  220,263            348,088
                                                                 -------------      -------------
                                                                       653,248            952,156
               Less unallocated general corporate charges              720,619            742,009
                                                                 -------------      -------------
                                                                 $     (67,371)     $     210,147
                                                                 -------------      -------------
                                                                 -------------      -------------

                                                                               March 31,
                                                                 --------------------------------
                                                                       1996               1995
                                                                 -------------      -------------
             Identifiable Assets:
               Deep-drawn metal-formed products                  $     699,448      $     749,178
               Spray coating and industrial mixer systems              412,127            431,814
               Ice crushing machines                                   132,381            129,351
               Rental properties                                       848,568            865,407
               General corporate                                     1,630,922          1,601,852
                                                                 -------------      -------------

                                                                 $   3,723,446      $   3,777,602
                                                                 -------------      -------------
                                                                 -------------      -------------


                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONTINUED):


                                                                        Year Ended March 31,
                                                                  -------------------------------
                                                                       1996               1995
                                                                 -------------      -------------
             Depreciation and Amortization:
               Deep-drawn metal-formed products                  $     112,414      $     109,773
               Spray coating and industrial mixer systems                3,737              1,547
               Ice crushing machines                                        40                251
               Rental properties                                       106,927             97,190
               General corporate                                        85,653             91,982
                                                                 -------------      -------------

                                                                 $     308,771      $     300,743
                                                                 -------------      -------------
                                                                 -------------      -------------

                                                                         Year Ended March 31,
                                                                 --------------------------------
                                                                       1996               1995
                                                                 -------------      -------------

             Capital additions:
               Deep-drawn metal-formed products                  $      90,046      $      92,455
               Spray coating and industrial mixer systems               13,250                695
               Rental properties                                        59,814             76,054
               General corporate                                        73,922             13,271
                                                                 -------------      -------------
                                                                 $     237,032      $     182,475
                                                                 -------------      -------------
                                                                 -------------      -------------



          The Company's deep-drawn metal-formed products segment had sales to two major customers in 1996 and 1995 amounting to approximately $1,015,000 and $1,004,000, respectively. The ice crushing machines segment had sales to one major customer in 1996 and 1995, amounting to approximately $60,000 and $92,000, respectively. The spray coating and industrial mixer systems segment had sales to one major customer amounting to approximately $284,000 and $331,000 in 1996 and 1995, respectively. In addition, at March 31, 1996 accounts receivable from these customers were approximately $218,000.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

          The Company was liable to its bank for certain outstanding irrevocable letters of credit of $45,905 as of March 31, 1996. Under the terms of the credit facility the Company's bank agrees to issue letters of credit and bankers acceptances at the request of the Company which in the aggregate cannot exceed the lesser of $165,000 or the amount on deposit in a cash collateral account. At March 31, 1996, the balance in the cash collateral account was $165,000 (NOTE 5).

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

          On September 1, 1994, the Company received a memorandum from the United States Department of Justice outlining the terms of a contemplated settlement relating to a toxic chemical contamination at a former operational site of the Company. The memorandum stipulated that the United States Government (USG) would receive $25,000 upon execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60% of the net rental income derived from the property and 60% of the net proceeds from the sale of the property. At March 31, 1996, the Company has established an accrual for this loss contingency of $331,000.

          During the year ended March 31, 1996, a judgement was awarded against a predecessor of the Company for approximately $77,000 plus interest in the State of Rhode Island. Management believes that this judgement is non-recoverable since the predecessor corporation is no longer in existence, accordingly no provision for loss has been provided for in the accompanying consolidated financial statements.

          In addition to the above, the Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such litigation cannot be determined at present, it is managements opinion,based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

NOTE 12 - INSURANCE RECOVERY:

          During the year ended March 31, 1996, the Company suffered water damage to its physical inventory and buildings as a result of a partial roof collapse. The Company expects to receive from its insurer approximately $42,000 for inventory and production losses as well as additional monies for roof repairs. As of June 20, 1996, the Company has received approximately $79,000, of which $30,000 represented reimbursement of the inventory and production losses. The financial statements at March 31, 1996 give effect to the inventory and production losses.

NOTE 13 - SUBSEQUENT EVENT:

          On May 7, 1996, there was a fire in the finishing department of the Company's deep-drawn metal-formed products division, which was started accidentally by a roofing contractor, resulting in fire, smoke and water damage to both the building and the inventory. The Company has filed a claim with its insurer for approximately $581,000 for these losses. No settlement has been reached on this claim.