Form 10KSB/A
period 1996-03-31
TECHNOLOGY GENERAL CORP
filed 1996-09-16
CIK 768914

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A

               [X] Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1996

                [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Transition Period From _____________to _____________


                           Commission File No. 2-97732


                         TECHNOLOGY GENERAL CORPORATION


    New Jersey                 22-1694294
- -----------------------  ------------------------------------
State of Incorporation   I.R.S. Employer Identification No.


12 Cork Hill Road, Franklin, New Jersey         07416
- -------------------------------------------- ------------
Address of Principal Executive Office        Zip Code

Registrant's Telephone No.:       (201) 827-4143
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

                    Yes   X        No
                         ----          -----

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

                    Yes _____ No   X
                                 -----