Form 10QSB
period 1996-06-30
TECHNOLOGY GENERAL CORP
filed 1996-09-25
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report



  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
- -----
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

_____     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
          1934


                           Commission File No. 2-97732



                              TECHNOLOGY GENERAL CORPORATION
- --------------------------------------------------------------------------------
(Exact name of Small Business Issuer in its charter)


            New Jersey                                   22-1694294
- ------------------------------------         -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   12 Cork Hill Road, Franklin, New Jersey                07416
- ----------------------------------------------         --------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code:  (201) 827-4143



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X         No
                   -----          -----


As of June 30, 1996, the Registrant had 5,093,278 shares of Common Stock outstanding and 157,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX


                                                             Page No.
                                                             --------

Part I.       Financial Information

     Item 1.  Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheet - June 30, 1996        3

              Consolidated Statements of Operations
              and for the three months ended
              June 30, 1996 and 1995                            4

              Consolidated Statement of Cash Flows
              for the three months ended
              June 30, 1996 and 1995                            5

              Notes to Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operation                                       7 - 8

Signatures                                                      9

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                               JUNE 30, 1996



                    ASSETS
- ---------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $85,891
  Cash collateral account for letters of credit                  165,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,000                                           494,212
  Inventories                                                    518,055
  Deferred tax asset                                              27,000
  Prepaid expenses and other current assets                       77,815
                                                              -----------
      Total current assets                                     1,367,973

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,166,520                  2,077,864

OTHER ASSETS:
  Deferred tax asset                                             173,000
  Other                                                           86,977
                                                              -----------
      Total other assets                                         259,977
                                                              -----------

                                                              $3,705,814
                                                              ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
- --------------------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                          $188,673
  Accounts payable and accrued expenses                          428,677
                                                              -----------
      Total current liabilities                                  617,350

LONG - TERM DEBT:
  Long-term obligations, net of current maturities             1,123,175
  Reserve for contingency                                        343,500
  Security deposits                                               43,845
                                                              -----------
      Total long - term debt                                   1,510,520

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228 shares,
  outstanding 5,489,448 shares                                     5,490
  Class A common stock,$.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and
  outstanding 157,839 shares                                         158
  Additional paid-in-capital                                   2,376,486
  Accumulated deficit                                           (803,950)
                                                              -----------
                                                               1,578,184
  Less treasury stock, at cost, 780 shares                          (240)
                                                              -----------
      Total stockholders' equity                               1,577,944
                                                              -----------

                                                              $3,705,814
                                                              ===========



         See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -----------------------
                                                            1996         1995
                                                       ---------- ------------
REVENUES:
  Product sales                                         $671,577     $778,542
  Rentals                                                135,825      103,887
                                                       ---------- ------------
                                                         807,402      882,429

COSTS AND EXPENSES:
  Cost of product sales                                  433,696      502,110
  Cost of rentals                                         61,830       34,681
  Selling,general and administrative expenses            334,555      335,186
                                                       ---------- ------------
                                                         830,081      871,977

INCOME (LOSS) FROM OPERATIONS                            (22,679)      10,452

OTHER INCOME (EXPENSE):
  Interest expense                                        (5,514)     (14,342)
  Insurance recovery                                      66,708
  Other                                                    1,088        4,760
  Provision for loss contingency                         (12,500)
                                                       ---------- ------------
                                                          49,782       (9,582)
                                                       ---------- ------------

NET INCOME                                               $27,103         $870
                                                       ========== ============



          See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                            ----------------------
                                                                                 1996      1995
                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $27,103        $870
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                             76,315      71,581
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                              (88,371)    (90,939)
      (Increase) decrease in inventories                                      (12,426)     36,345
      (Increase) decrease in prepaid assets and other current assets           76,450       2,380
      (Increase) decrease in other assets                                       3,056       2,092
      Increase (decrease) in accounts payable and accrued expenses            (27,775)    (24,287)
     (Increase) decrease in accrual for loss contingency                       12,500
                                                                            ----------  ----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    66,852      (1,958)
                                                                            ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                 (68,117)    (37,403)
  Decrease in mortgage receivable                                                          78,029
  Deposits to cash collateral for letter of credit                                        (34,624)
                                                                            ----------  ----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (68,117)      6,002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                        (36,811)    (62,064)
  Proceeds from issuance of notes payable                                       7,350      35,000
                                                                            ----------  ----------
        NET CASH (USED IN) FINANCING ACTIVITIES                               (29,461)    (27,064)
                                                                            ----------  ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (30,726)    (23,020)

CASH AND CASH EQUIVALENTS, beginning of period                                116,617     117,480
                                                                            ----------  ----------

CASH AND CASH EQUIVALENTS, end of period                                      $85,891     $94,460
                                                                            ==========  ==========












                 See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Commitments and Contingencies:
- ------------------------------

On September 1, 1994, the Company received a memorandum from the United States Department of Justice outlining the terms of a contemplated settlement relating to a toxic chemical contamination at a former operational site of the Company. The memorandum stipulated that the United States Government ("USG") would receive $25,000 upon execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net rental income derived from the formerly contaminated property and 60 percent of the net proceeds from the sale of the property. At June 30, 1996, the Company established an accrual for this loss contingency of $343,500.

The Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such litigation cannot be determined at present, it is Management's opinion, based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

     For the three-month period ended June 30, 1996, Technology General Corpora-tion and subsidiary had consolidated revenues of $807,402 and a net income of $27,103. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate revenue other than allocating management expenses to the operating entities and leasing space to a tenant.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $280,081 and $95,544, respectively, for a total of $375,625.

     Clawson Machine's ice crushing products featuring the patented "Plus Crusher" are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crystal Tips, and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device, which is installed as an integral part of each ice cube machine, is used predominently by hotels and restaurants where large volumes of crushed ice are required.

     Clawson has also developed a new dry ice system which integrates into a high velocity dry ice blasting machine. To date, six (6) systems have been ordered for trial applications.

     Eclipse Systems's sales for the three months ended June 30, 1996 increased $3,652 over the comparable period for 1995. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers and continued growth in its new EnviroFlo industrial line of "inplant" pollution-control systems. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

     Technology General's Metal Forming Segment reported sales for the three months ended June 30, 1996 and 1995 of $295,952 and $405,168, respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Metaltec Division, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to six (6) industrial tenants. Total rental income for the current quarter ended June 30, 1996 amounted to $121,475, an increase of $20,063 over the quarter ended June 30, 1995.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup.
This property has been fully restored and is presently occupied by two (2) tenants. Rental income for the three (3) months ended June 30, 1996 amounted to $6,765 compared to zero for the comparable 1995 period.

Liquidity:
- ----------

     As at June 30, 1996, current assets amounted to $1,367,973 and current liabilities totalled $617,350, reflecting a working capital of $750,623 and a current ratio of 2.22 to 1. Net cash flow remained fairly constant, amounting to $85,891 and $94,460 for the three-month periods ended June 30, 1996 and 1995, respectively.

 Results of Operations
 ---------------------

     Product Sales.  Technology General Corporation's manufacturing segment
     --------------
generated sales of $671,577 for the three-month period ended June 30, 1996.

     Rental Sales.  Total consolidated rental billings for the quarter period
     -------------
ended June 30, 1996 amounted to $135,825, a slight increase over the same period for 1995.

     Gross Margin.  The consolidated gross profit margin for the three months
     -------------
ended June 30, 1996, was 39 percent.

     Selling, General, and Administrative Expenses.  These expenses as a percent
     ----------------------------------------------
of net sales were approximately 41 percent for the three months ended June 30, 1996.

     Interest.  Total Interest expense for the quarter ended June 30, 1996
     ---------
amounted to $33,979, of which $28,465 is reflected under "Cost of Rentals" and the remainder of $5,514 is shown as a separate line item within "Other Income (Expense)".

     Net Income/Loss.  Net income for the three months ended June 30, 1996,
     ----------------
amounted to $27,103, an increase of $26,233 over the comparable three-month period in 1995.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 11, 1996              TECHNOLOGY GENERAL CORPORATION



                                       By: /s/ Charles J. Fletcher
                                       ___________________________________
                                       Charles J. Fletcher
                                       President, Chief Executive Officer,
                                       Chairman of the Board



                                       By: /s/ Athalyn M. Hopler
                                       ___________________________________
                                       Athalyn M. Hopler
                                       Secretary/Treasurer