Form 10QSB
period 1996-09-30
TECHNOLOGY GENERAL CORP
filed 1996-11-27
CIK 768914

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                     Form 10-QSB Quarterly or Transitional Report


 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 --- FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
---


                             Commission File No. 2-97732



                           TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)


           New Jersey                                   22-1694294
----------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


   12 Cork Hill Road, Franklin, New Jersey               07416
----------------------------------------------        -------------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (201) 827-4143


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X        No
                  -----         -----


As of September 30, 1996, the Registrant had 5,093,278 shares of Common Stock outstanding and 157,839 shares of Class A Common Stock outstanding.

                            TECHNOLOGY GENERAL CORPORATION

                                        INDEX


                                                                        PAGE NO.

Part I.       Financial Information

    Item 1.        Consolidated Financial Statements (unaudited)

                   Consolidated Balance Sheet - September 30, 1996         3

                   Consolidated Statement of Operations
                   and for the six months ended
                   September 30, 1996 and 1995                             4

                   Consolidated Statement of Cash Flows
                   for the six months ended
                   September 30, 1996 and 1995                             5

                   Notes to Consolidated Financial Statements              6

    Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation                                             7 - 8

Signatures                                                                  9

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              SEPTEMBER 30, 1996


                      ASSETS
----------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  254,527
  Cash collateral account for letters of credit                 165,000
  Accounts receivable, net of allowance for doubtful
   accounts of $1,000                                           466,883
  Inventories                                                   534,672
  Deferred tax asset                                             27,000
  Prepaid expenses and other current assets                      50,670
                                                             ----------
    Total current assets                                      1,498,752

PROPERTY, PLANT AND EQUIPMENT, less accumulated
 depreciation and amortization of $4,225,374.                 2,105,974

OTHER ASSETS:
  Deferred tax asset                                            173,000
  Other                                                          84,144
                                                             ----------
    Total other assets                                          257,144
                                                             ----------
                                                             $3,861,869
                                                             ----------
                                                             ----------

        LIABILITIES AND STOCKHOLDER'S EQUITY
----------------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                       $   39,737
  Accounts payable and accrued expenses                         348,274
                                                             ----------
    Total current liabilities                                   388,011

LONG-TERM DEBT:
  Long-term obligations, net of current maturities            1,243,084
  Reserve for contingency                                       356,000
  Security deposits                                              43,845
                                                             ----------
    Total long-term debt                                      1,642,929

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 1 vote per share,
  authorized 30,000,000 shares, issued 5,490,228 shares,
  outstanding 5,489,448 shares                                    5,490
  Class A common stock, $.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding
  157,839 shares                                                    158
  Additional paid-in-capital                                  2,376,487
  Accumulated deficit                                          (550,966)
                                                             ----------

Less treasury stock, at cost, 780 shares                           (240)
                                                             ----------
    Total stockholders' equity                                1,830,929
                                                             ----------
                                                             $3,861,869
                                                             ----------
                                                             ----------

       See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                    September 30,                 September 30,
                                            --------------------------    --------------------------
                                                   1996           1995           1996           1995
                                            -----------    -----------    -----------    -----------
REVENUES:
  Product sales                                $675,650       $694,014     $1,347,227     $1,472,556
  Rentals                                       135,830        126,937        271,655        230,824
                                             ----------     ----------     ----------     ----------
                                                811,480        820,951      1,618,882      1,703,380

COSTS AND EXPENSES:
  Cost of product sales                         435,399        409,673        869,095        911,783
  Cost of rentals                                79,556         51,300        141,386         85,981
  Selling,general and administrative
    expenses                                    315,759        333,808        650,314        668,994
                                             ----------     ----------     ----------     ----------
                                                830,714        794,781      1,660,795      1,666,758
                                             ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                          (19,234)        26,170        (41,913)        36,622

OTHER INCOME (EXPENSE):
  Interest expense                               (5,399)       (14,135)       (10,913)       (30,459)
  Insurance recovery                            285,064                       351,772
  EPA Contingency Reserve                       (12,500)                      (25,000)
  Other                                           5,053           (507)         6,141          6,235
                                             ----------     ----------     ----------     ----------
                                                272,218        (14,642)       322,000        (24,224)
                                             ----------     ----------     ----------     ----------

NET INCOME                                     $252,984        $11,528       $280,087        $12,398
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

          See accompanying notes to consolidated financial statements.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Six Months Ended September 30, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                            September 30,
                                                                     -------------------------
                                                                         1996        1995
                                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 280,087    $(1,175,364)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                       152,629        143,267
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                          (61,042)       (54,725)
   (Increase) decrease in inventories                                  (29,043)       (50,135)
   (Increase) decrease in prepaid assets and other current assets      103,595         42,791
   (Increase) decrease in other assets                                   5,889        (28,747)
   Increase (decrease) in accounts payable and accrued expenses       (108,178)        (4,670)
   Increase (decrease) in accrual for loss contingency                  25,000
   Increase (decrease) in security deposits                                             3,116
                                                                     ------------ ------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               368,937         63,295
                                                                     ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                          (172,540)      (129,982)
  Decrease in mortgage receivable                                                      78,617
  Deposits to cash collateral for letter of credit                                    (78,790)
                                                                     ------------ ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (172,540)      (130,155)
                                                                     ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage payable                                                    1,150,694
  Principal payments on long-term debt                                (119,199)    (1,175,364)
  Proceeds from issuance of notes payable                               60,712         57,824
                                                                     ------------ ------------
     NET CASH (USED IN) FINANCING ACTIVITIES                           (58,487)        33,154
                                                                     ------------ ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                            137,910        (33,706)

CASH AND CASH EQUIVALENTS, beginning of period                         116,617        117,480
                                                                     ------------ ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 254,527    $    83,774
                                                                     ------------ ------------
                                                                     ------------ ------------

          See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



COMMITMENTS AND CONTINGENCIES:

On September 1, 1994, the Company received a memorandum from the United States Department of Justice outlining the terms of a contemplated settlement relating to a toxic chemical contamination at a former operational site of the Company. The memorandum stipulated that the United States Government ("USG") would receive $25,000 upon execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net rental income derived from the formerly contaminated property and 60 percent of the net proceeds from the sale of the property. At September 30, 1996, the Company established an accrual for this loss contingency of $356,000.

The Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such litigation cannot be determined at present, it is Management's opinion, based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the six-month period ended September 30, 1996, Technology General Corporation and subsidiary had consolidated revenues of $1,618,882 and a net income of $280,087. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to a tenant.

         The Company received $91,182 from its insurer during the current six-month period as reimbursement for water damage to its physical inventory and buildings as a result of a partial roof collapse due to an ice storm which occurred on January 14, 1996. Of this amount, $48,708 is reflected as part of "Other Income" in the Consolidated Statement of Operations for the current period, and $42,474 was offset against "Cost of Product Sales" on the fiscal year-end financial statements of March 31, 1996.

         Additionally, a fire accidentally started by a roofing contractor on May 7, 1996 resulted in extensive damage to machinery, equipment, and inventory kept at Precision Metalform, the division which manufactures a variety of deep-drawn metal components. The fire destroyed a portion of the building (which is owned by Technology General Corporation), which necessitated operations of this division to be curtailed, resulting in loss of income. Insurance coverage is adequate to cover the loss and repairs. The Company has received $303,064 through September 30, 1996 as partial reimbursement so that the Consolidated Statement of Operations" reflects an aggregate of $351,772 under "Other Income". Recovery from the insurer for business interruption loss is anticipated to approximate $75,000.

         The Precision Metalform Division reported sales for the six months ended September 30, 1996 of $581,350 compared to $740,219 for the six month period ended September 30, 1995, a decrease of $158,869. As stated above, this loss of sales was largely as a result of a fire in the building which partially destroyed the Finishing Department, interrupted production and caused delays in shipping.

         The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $575,744 and $190,132, respectively, for a total of $765,876.

         Clawson Machine's ice crushing products featuring the patented "Plus Crusher" are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crystal Tips, and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device, which is installed as an integral part of each ice cube machine, is used predominantly by hotels and restaurants where large volumes of crushed ice are required.

         Clawson Machine is currently in negotiations with a dry ice blasting company to develop an integrated dry ice shaving and blasting system which, when completed, is expected to generate significant sales and further diversify its product line. This division has recently submitted a design for a manually-operated ice crusher to the National Sanitation Foundation for listing. This will allow expansion of the crusher line into national restaurant chains.

         Eclipse Systems's sales for the six months ended September 30, 1996 increased $69,716 or 14 percent over the comparable period for 1995. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers and continued growth in its new EnviroFlo industrial line of "inplant" pollution-control systems. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

         Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to six (6) industrial tenants. Total rental revenue for the six months ended September 30, 1996 amounted to $243,742, an increase of $17,868 over $225,874 for the comparable six month period in 1995. The subsidiary corporation reported a modest profit of approximately $13,000 after allocation of parent company management charges and has remained a constant source of positive cash flow.

         The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six month period ended September 30, 1996, totaled $12,744. Since the building was not available for leasing prior to September 30, 1995, there was no comparable rental income. The Division has recently leased space to a new tenant, which will provide $15,000 in additional revenue per annum.

LIQUIDITY:

         As at September 30, 1996, current assets amounted to $1,498,752 and current liabilities totaled $388,011, reflecting a working capital of $1,110,741 and a current ratio of 3.86 to 1. Net cash flow showed a significant increase of $170,753 to $254,527 when compared to that for the six month period ended September 30, 1995 of $83,774.

RESULTS OF OPERATIONS

         PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $1,347,227 for the six-month period ended September 30, 1996.

         RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 1996 amounted to $271,655, a $41,000 increase over the same period for 1995.

         GROSS MARGIN. The consolidated gross profit margin for the six months ended September 30, 1996, was 38 percent.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 40 percent for the six months ended September 30, 1996.

         INTEREST. Total Interest expense for the six months ended September 30, 1996 amounted to $66,715, of which $56,843 is reflected under "Cost of Rentals" and the remainder of $9,872 is shown as a separate line item within "Other Income (Expense)".

         NET INCOME/LOSS. Net income for the six months ended September 30, 1996, amounted to $280,087, an increase of $267,689 over the comparable six-month period in 1995.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 22, 1996     TECHNOLOGY GENERAL CORPORATION


                             By:
                                  -----------------------------------
                                  Charles J. Fletcher
                                  President, Chief Executive Officer,
                                  Chairman of the Board


                             By:
                                  -----------------------------------
                                  Athalyn M. Hopler
                                  Secretary/Treasurer