Form 10QSB
period 1996-12-31
TECHNOLOGY GENERAL CORP
filed 1997-02-18
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                          Commission File No. 2-97732

                         TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


            New Jersey                          22-1694294
-------------------------------     -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   12 Cork Hill Road, Franklin, New Jersey       07416
------------------------------------------     ----------
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number, including area code:  (201) 827-4143

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X No ____

As of December 31, 1996, the Registrant had 5,093,278 shares of Common Stock outstanding and 157,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

     Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheet - December 31, 1996                 3

               Consolidated Statement of Operations
               and for the nine months ended
               December 31, 1996 and 1995                                      4

               Consolidated Statement of Cash Flows
               for the nine months ended
               December 31, 1996 and 1995                                      5

               Notes to Consolidated Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operation                                                     7-8

Signatures                                                                     9

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 1996

                       ASSETS
--------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $   335,410
  Cash collateral account for letters of credit                         165,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,000                                                  410,241
  Inventories                                                           610,169
  Deferred tax asset                                                     27,000
  Prepaid expenses and other current assets                              55,836
                                                                    -----------
      Total current assets                                            1,603,656

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,301,859                         2,045,200

OTHER ASSETS:
  Deferred tax asset                                                    173,000
  Other                                                                  81,310
                                                                    -----------
      Total other assets                                                254,310
                                                                    -----------

                                                                    $ 3,903,166
                                                                    ===========

        LIABILITIES AND STOCKHOLDER'S EQUITY
--------------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                              $    68,015
  Accounts payable and accrued expenses                                 389,183
                                                                    -----------
      Total current liabilities                                         457,198

LONG - TERM DEBT:
  Long-term obligations, net of current maturities                    1,201,050
  Reserve for contingency                                               368,500
  Security deposits                                                      44,111
                                                                    -----------
      Total long - term debt                                          1,613,661

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228 shares,
  outstanding 5,489,448 shares                                            5,490
  Class A common stock,$.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding
  157,839 shares                                                            158
  Additional paid-in-capital                                          2,376,487
  Accumulated deficit                                                  (549,588)
                                                                    -----------
                                                                      1,832,547
  Less treasury stock, at cost, 780 shares                                 (240)
                                                                    -----------
      Total stockholders' equity                                      1,832,307
                                                                    -----------

                                                                    $ 3,903,166
                                                                    ===========

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                      Nine Months Ended
                                                                December 31,                           December 31,
                                                     -------------------------------         -----------------------------
                                                         1996                1995                1996                1995
                                                     -----------         -----------         -----------         -----------
REVENUES:
  Product sales                                      $   554,939         $   683,167         $ 1,902,166         $ 2,155,723
  Rentals                                                142,786             131,881             414,441             362,705
                                                     -----------         -----------         -----------         -----------
                                                         697,725             815,048           2,316,608           2,518,428

COSTS AND EXPENSES:
  Cost of product sales                                  359,466             427,291           1,228,561           1,339,074
  Cost of rentals                                         61,700              71,170             203,086             157,151
  Selling,general and administrative expenses            376,915             317,116           1,027,229             986,110
                                                     -----------         -----------         -----------         -----------
                                                         798,081             815,577           2,458,876           2,482,335

INCOME (LOSS) FROM OPERATIONS                           (100,356)               (529)           (142,268)             36,093

OTHER INCOME (EXPENSE):
  Interest expense                                        (2,389)             (7,744)            (13,302)            (38,203)
  Insurance recovery                                     116,391             468,163
  EPA Contingency Reserve                                (12,500)            (37,500)
  Other                                                      231               5,738               6,372              11,973
                                                     -----------         -----------         -----------         -----------
                                                         101,734              (2,006)            423,734             (26,230)
                                                     -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                    $     1,378         ($    2,535)        $   281,466         $     9,863
                                                     ===========         ===========         ===========         ===========

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended December 31, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                            -------------------------------
                                                                                1996                1995
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   281,466         $     9,863
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              227,335             198,483
     Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                 (4,400)            (74,344)
      (Increase) decrease in inventories                                       (104,540)            (23,220)
      (Increase) decrease in prepaid assets and other current assets             98,429              (5,384)
      (Increase) decrease in other assets                                         8,723              (8,161)
      Increase (decrease) in accounts payable and accrued expenses              (67,269)            (31,423)
      Increase( decrease) in accrual for loss contingency                        37,500
      Increase (decrease) in security deposits                                      266               6,116
                                                                            -----------         -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     477,510              71,930
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                  (186,474)           (168,751)
  Decrease in mortgage receivable                                                                    78,617
  Deposits to cash collateral for letter of credit                                                  (81,252)
                                                                            -----------         -----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (186,474)           (171,386)
                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage payable                                                                  1,150,694
  Principal payments on long-term debt                                         (148,575)         (1,250,663)
  Proceeds from issuance of notes payable                                        76,332             185,068
                                                                            -----------         -----------
        NET CASH (USED IN) FINANCING ACTIVITIES                                 (72,243)             85,099
                                                                            -----------         -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     218,793             (14,357)

CASH AND CASH EQUIVALENTS, beginning of period                                  116,617             117,480
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                    $   335,410         $   103,123
                                                                            ===========         ===========

           See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies:

On September 1, 1994, the Company received a memorandum from the United States Depart ment of Justice outlining the terms of a contemplated settlement relating to a toxic chemical contamination at a former operational site of the Company. The memorandum stipulated that the United States Government ("USG") would receive $25,000 upon execution of the settle ment, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net rental income derived from the formerly contaminated property and 60 percent of the net proceeds from the sale of the property. At December 31, 1996, the Company established an accrual for this loss contingen cy of $368,500.

The Company is party to various lawsuits and claims arising in the ordinary course of busi ness. While the ultimate effects of such litigation cannot be determined at present, it is Management's opinion, based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     For the nine-month period ended December 31, 1996, Technology General Corporation and subsidiary had consolidated revenues of $2,316,608 and a net income of $281,466. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to a tenant.

     The Company received $91,182 from its insurer during the current nine-month period as reimbursement for water damage to its physical inventory and buildings as a result of a partial roof collapse due to an ice storm which occurred on January 14, 1996. Of this amount, $48,708 is reflected as part of "Other Income" in the Consolidated Statement of Operations for the current period, and $42,474 was offset against "Cost of Product Sales" on the fiscal year-end financial statements of March 31, 1996.


     Additionally, a fire accidentally started by a roofing contractor on May 7, 1996 resulted in extensive damage to machinery, equipment, and inventory kept at Precision Metal form, the division which manufactures a variety of deep-drawn metal components. The fire destroyed a portion of the building (which is owned by Technology General Corporation), which necessitated operations of this division to be curtailed, resulting in loss of income. Insurance coverage is adequate to cover the loss and repairs. The Company has received $419,455 through December 31, 1996 as partial reimbursement so that the Consolidated Statement of Operations" reflects an aggregate of $468,163 under "Other Income". Recovery from the insurer for business interruption loss is anticipated to approximate $75,000.


     The Precision Metalform Division reported sales for the nine months ended December 3, 1996 of $810,595 compared to $1,114,453 for the nine month period ended December 31, 1995, a decrease of $303,858. As stated above, this loss of sales was largely as a result of a fire in the building which partially destroyed the Finishing Department, interrupt ed production and caused delays in shipping.


     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month period amounted to $842,588 and $248,983, respectively, for a total of $1,091,571.

     Clawson Machine's ice crushing products featuring the patented "Plus Crusher" are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crys tal Tips, and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device, which is installed as an integral part of each ice cube machine, is used predominantly by hotels and restaurants where large volumes of crushed ice are required.


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


     Eclipse Systems's sales for the nine months ended December 31, 1996 increased $84,691 or 11 percent over the comparable period for 1995. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers and con tinued growth in its new EnviroFlo industrial line of "inplant" pollution-control systems. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to six (6) industrial tenants. Total rental revenue for the nine months ended December 31, 1996 amounted to $366,773, an increase of $19,424 over $347,349 for the comparable nine month period in 1995. The subsidiary corporation reported a modest profit of approximately $9,600 after allo cation of parent company management charges and has remained a constant source of positive cash flow.


     The Company's rosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine month period ended December 31, 1996, totaled $25,167. Since the building was not available for leasing prior to September 30, 1995, there was no comparable rental income. The Division has recently leased space to a new tenant, which will provide $15,000 in additional revenue per annum.

Liquidity:


     As at December 31, 1996, current assets amounted to $1,603,656 and current liabilities totaled $457,198, reflecting a working capital of $1,146,458 and a current ratio of 3.51 to 1. Net cash flow showed a significant increase of $233,150 to $218,793 when com pared to that for the nine month period ended December 31, 1995 of ($14,357).

Results of Operations


     Product Sales. Technology General Corporation's manufacturing segment generated sales of $1,902,166 for the nine-month period ended December 31, 1996.


     Rental Sales. Total consolidated rental billings for the nine-month period ended December 31, 1996 amounted to $414,441, a $51,736 increase over the same period for 1995.


     Gross Margin. The consolidated gross profit margin for the nine months ended December31, 1996, was 38 percent.


     Selling, General, and Administrative Expenses. These expenses as a percent of net sales were approximately 44 percent for the nine months ended December 31, 1996.


     Interest. Total Interest expense for the nine months ended December 31, 1996 amounted to $98,060, of which $84,758 is reflected under "Cost of Rentals" and the remainder of $13,302 is shown as a separate line item within "Other Income (Expense)".


     Net Income/Loss. Net income for the nine months ended December 31, 1996, amounted to $281,466, an increase of $271,603 over the comparable nine-month period in 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1996                TECHNOLOGY GENERAL CORPORATION


                                        By: /s/ Charles J. Fletcher
                                            -----------------------------------
                                            Charles J. Fletcher
                                            President, Chief Executive Officer,
                                            Chairman of the Board


                                        By: /s/ Athalyn M. Hopler
                                            -----------------------------------
                                            Athalyn M. Hopler
                                            Secretary/Treasurer