Form 10KSB40
period 1997-03-31
TECHNOLOGY GENERAL CORP
filed 1997-07-15
CIK 768914

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-KSB

                  [X] Annual Report Pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                       For the Fiscal Year Ended March 31, 1997

                   [ ] Transition Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

For the Transition Period From _____________to _____________


                             Commission File No. 2-97732


                            TECHNOLOGY GENERAL CORPORATION


    New Jersey                22-1694294
State of Incorporation  I.R.S. Employer Identification No.


12 Cork Hill Road, Franklin, New Jersey             07416
Address of Principal Executive Office       Zip Code

Registrant's Telephone No.:       (973) 827-4143

Securities Registered Pursuant to Section 12(b) of the Act:

                        None

Securities Registered Pursuant to Section 12(g) of the Act:

    Title of Each Class:     Common Stock
                             Common Stock Class A

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X        No

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State Registrant's Revenues for Most Recent Fiscal Year:
                                      $2,966,832

    State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 1997, based on the closing bid on such day of $3/16:

                                       $509,503

    Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 1997:

                   Common:  5,489,448
                   Common Stock Class A:  158,839

    Transitional Small Business Disclosure Format:

                   Yes _____ No   X

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

    The Precision Metalform Division is engaged in the manufacture of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures numerous products, including spray coating systems and industrial air-driven mixers. Their spray coating systems are used mainly for coating industrial products, and the industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels and restaurants. The Aerosystems Division is the lessor of a 24,000 square foot industrially-zoned building which presently has two tenants.

    Transbanc International Investors Corporation ("Transbanc"), a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot industrial building.

Division Operations

    The three (3) manufacturing divisions (Precision Metalform, Eclipse Systems, and Clawson Machine) all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

Employees

    As of March 31, 1997, the Company had approximately forty-one (41) full-time employees. The Company does not have a union, and Management considers its employee relations to be satisfactory.

Discussion of Divisions

1.  Precision Metalform Division:

    Sales for the current fiscal year ended March 31, 1997 decreased significantly down to $1,022,710, a decrease of $391,814 in revenues from the $1,414,524 recorded the previous year. For the second year in a row, the Division lost production time through no fault of its own. This year a fire inadvertently started by a roofing company resulted in extensive damage to the building, manufacturing equipment, and inventory used in the production process. As a consequence of this catastrophe, production was limited which resulted in canceled sales.

    Technology General Corporation is presently contemplating initiating a law suit against the roofing contractor and their insurance carrier for profits lost due to business interruption during the time it took to replace and repair damage caused by the fire.

2.  Eclipse Systems Division:

    Eclipse Systems's sales increased 5.4 percent during the past fiscal year from $1,026,476 for the fiscal year-end March 31, 1996 to $1,081,493 for the fiscal year-end March 31, 1997. This $55,017 sales increase is a direct result of continued growth in their core mixer business which more than offsets a $25,000 decline in other minor product lines. Management is confident that current research and development expenditures and Eclipse's aggressive ongoing marketing programs will result in increased sales and profitability. The marketing program will include the introduction of a new line of electric industrial mixers. Over the past two years, specialized "air-driven" explosion-proof industrial mixers have become a primary source of Eclipse Systems's sales, and the division anticipates continued growth in this product line. Eclipse has recently designed and developed a special line of sanitary mixers, which is expected to expand sales in the food and pharmaceutical mixer market. Military sales are anticipated to continue to be soft due to the improvement of international relations and simultaneous reduction in military budgets.

    Eclipse Systems manufactures spray guns and related items and supplies a variety of industrial and automotive components. Eclipse is a distributor for high volume low pressure ("HVLP") spray systems designed to meet current U. S. Environmental Protection Agency ("E.P.A.") standards for spray coating operations. These imported guns will provide a solution to customers currently being forced to switch from conventional spray coating guns.

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

    Clawson's overall sales decreased $67,071 to $294,774 for the fiscal year ended March 31, 1997 compared to the fiscal year ended March 31, 1996 sales of $361,845. The resultant 18.5 percent decrease in sales occurred primarily as a result of the loss by our distributor, Scotsman of Los Angeles, of a key customer due to problems associated with Scotsman Ice Systems' new product used with our in-line crusher.

    Management is confident that our aggressive marketing campaign coupled with contracts to buying groups and the introduction of new products will improve sales in the coming fiscal year.

    Clawson's Plus Crusher is a new product which is used in conjunction with leading ice cube makers; i.e., Scotsman, Manitowoc, Ice-O-Matic, and others. This product is listed by the National Sanitation Foundation ("N.S.F.") and Underwriters Laboratories ("U.L."). In addition, Clawson has had the Hail Queen listed with N.S.F. and is currently getting a listing for the Princess Chipper thereby having the entire line of ice crushers N.S.F. listed. Management believes that Clawson is the only entity that has obtained the N.S.F. listing for its ice crushing products, which are of major interest to all ice cube machine manufacturers, hotels owners, and restaurants.

    Clawson is continuing to develop a new dry ice shaving system which integrates into a high velocity dry ice blasting machine. This concept is unique in that it provides a means to accomplish what is generally known as sandblasting without the use of sand. This system permits the blasting of dry ice which, after impact, dissipates into the air as residual CO(2) gas, resulting in less pollution, dust, and general environmental improvements. Currently, a prototype system is in use with a major tire manufacturer.

Division Marketing

1.  Precision Metalform Division:

    The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetic closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or The Thomas Register and is generally known through information provided by the Writing Instruments Association.

    Precision Metalform is considered one of two major manufacturers of writing instrument components in the United States. Their primary products consist of caps, barrels, and refill tubes, which make up the primary components of writing instrument assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

    Precision Metalform's facilities include special operations which create unique designs on both writing instrument components and cosmetic closures, which generally are made to customer specifications.

    Precision Metalform engages two agents, on a commission selling basis, who represent the division in specified areas throughout the United States.

2.  Eclipse Systems Division:

    Eclipse Systems's marketing is also done through a variety of industrial publications with advertisements highlighting its variety of products. Ads are primarily focused on reaching industrial consumers for filtration systems, spray equipment and accessories, and a variety of industrial air-driven mixers.

    The Division continues to expand its marketing program through attendance at selected trade shows held at various locations throughout the United States. Results have thus far been quite favorable with increased interest being shown by prospective customers which will ultimately lead to an increase in sales.

    Eclipse has hired distributors to export sales in Singapore, Korea and Canada. The Division is currently negotiating sales agreements for coverage in several other Asian countries.

3.  Clawson Machine Division:

    Clawson's ice crushers are also marketed through a number of industrial magazines primarily geared to the hotel/motel industry. Clawson's ice crushers are designed to integrate with a number of conventional ice cube making machines; i.e., Scotsman, Manitowoc, Ice-O-Matic, and Crystal Tips.

    Clawson's Plus Crusher is a relatively new patented product which is gaining worldwide acceptance. This product is also listed in National Sanitation Foundation and carries its authorized seal (N.S.F.).

    Marketing of Clawson's crushers are also done through United States distributors who provide equipment to the hotel and restaurant industries. Clawson is looking to expand sales with agreements to buying groups within the food service industry and franchise establishments.

Competition

    The Precision Metalform Division is believed to be one of two companies within the United States who supply in excess of 80 percent of the major components for domestic writing instrument manufacturers. Both Precision Metalform and its competitor enjoy supplying common customers depending on their needs, lead time, and selected specifications. Precision Metalform is a direct competitor with several firms engaged in the manufacture of cosmetic closure caps and, in this regard, has found competition to be keen and subject to special fabrication capabilities and pricing strategies.

    The Eclipse Systems Division is one of several companies in the United States and abroad engaged in the manufacture of spray coating systems and equipment. Consequently all of Eclipse Systems's equipment is proprietary in nature and is often custom-made to the customer's own specifications. In addition, Eclipse Systems has developed over the past several years an extensive line of industrial air-driven mixers, which is used primarily where explosive atmospheres are prevalent. Many of these mixers are currently sold through various distributors throughout the United States. Because the bulk of Eclipse Systems's mixers are custom-made, Eclipse enjoys a market that is not subject to strong competition.

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

Current Operating Environment:

    The consolidated statement of operations for the current fiscal year ended March 31, 1997 reflects net income of $89,980 after income tax expense amounting to $64,000. A net loss from operations of $139,282 was offset by other income of $293,262 which consisted mainly of an insurance recovery gain.

    The loss from operations is partially attributable to the Precision Metalform Division's sales decrease of $391,814 and resultant gross profit decrease of $88,247 down from the previous fiscal year.

    Technology General has just recently leased unused space in its Precision Metalform Division building to an industrial tenant; the Company projects rental revenues of about $115,000 this coming fiscal year with insignificant additional expenses.

    Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from five (5) industrial tenants, and is expected to maintain rental revenues of approximately $485,000 through March 31, 1998. The earnings potential of Transbanc is expected to remain strong due to the commitment by management in maintaining and improving this facility; during the fiscal year ended March 31, 1997, over $75,000 (exclusive of repairs) was spent on improvements to the building.

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

Significant Customers

    For the year ended March 31, 1997, the Clawson Division had sales of $53,602 to two (2) major customers which accounted for 18 percent of the total sales of $294,774.

    One major customer accounted for $376,474 or 35 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

    The Precision Metalform Division has two customers which together represent 59 percent of Precision Metalform's total sales. Sheaffer Pen represents 26 percent, and Accutec, Inc. represents 33 percent. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased to two (2) tenants and is expected to generate $115,000 in rental revenues for the fiscal year ended March 31, 1998.

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

    The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been restored and is presently partially occupied by two (2) tenants. The Division is currently seeking to sell or lease this building. (See Environmental Matters.)

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

    On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. Subsequent Company investigations revealed a former occupant was responsible. Consequently, the attorney for the Company has requested a renegotiation of the settlement terms.

    In March, 1997 the Company made a counter-proposal to the U.S. Government seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase.
As of March 31, 1997, the Company expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1997 this counter-proposal was being evaluated. Additionally, through March 31, 1997, $356,000 has been accrued for this loss contingency, which management believes will be sufficient to satisfy a settlement with the U. S. Government.

    Recently the Company searched its insurance files for possible coverage of the Company's environmental liability. This search revealed a minimum of four
(4) carriers that may be required to support the Company's losses under its catastrophic coverage. Legal counsel is currently reviewing the case matter for potential litigation.

Other Legal Matters

    The Company has filed a lawsuit against E.L.F. Lubricants, N.A. for damages of $63,120 caused by the delivery of special lubricants improperly identified by E.L.F.

    The Company is a party to a litigation in which a judgment was awarded against a predecessor of the Company for approximately $170,000 plus continuing fines and penalties as permitted by the Rhode Island Court. Management believes that this judgment is non-recoverable since the predecessor corporation is no longer in existence and intends to vigorously defend itself in this matter. In addition, the Company has asserted a claim for indemnification against the Company's former accounting firm alleging that a corporate restructuring orchestrated by the accounting firm may expose the Company to some obligation under this judgment. Accordingly, no provision for loss has been provided for in the accompanying consolidated financial statements.

    In addition to the above, the Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such a litigation cannot be determined at present, it is management's opinion, based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

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

                                            Common Stock
                                                 Bid
Fiscal Year Ended March 31, 1997            High      Low

First Quarter                               3/16      1/16
Second Quarter                              1/2       1/16
Third Quarter                               5/16      1/16
Fourth Quarter                              3/16      1/8


                                            Common Stock
                                                 Bid
Fiscal Year Ended March 31, 1996            High      Low

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

Holders

    The approximate number of holders of Common Stock of record of the Corporation on March 31, 1997 was 459. As of March 31, 1997, the number of holders of Common Stock Class A was 16.

Dividends

    The Company has not paid any cash dividends since its inception, and the Board of Directors does not contemplate doing so in the near future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

Forward Looking Statements

    The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; and statements regarding the levels of increased sales. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    This analysis of the Company's financial condition, capital resources, and results of operations should be viewed in conjunction with the accompanying financial statements, including notes thereto.

Liquidity and Capital Resources

    Working capital at March 31, 1997 was $828,421 and the current ratio was
2.38 to 1. The increase in working capital of $87,424 over that of the previous year is due to a net increase in current assets of $52,298 and a net decrease in current liabilities of $35,126.

    Net cash flow from operations for the fiscal year ended March 31, 1997 amounted to $549,331, a $419,624 increase above the $129,707 reported for the fiscal year ended March 31, 1996. Net income of $89,980 and depreciation of $274,544 accounted for the major portion of this year's cash flow from operations while depreciation of $308,771 which was offset by the March 31, 1996 net loss of $147,730, accounted for the major portion of last year's figure of $129,707

Results of Operations (Consolidated)

    The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 1997 and March 31, 1996. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         1997           1996
                                         ----           ----
Revenue:
  Product Sales                        $2,398,977     $2,802,845
  Rental Income                           567,855        500,411
                                        ---------      ---------
                                        2,966,832      3,303,256

Costs and Expenses:
  Cost of Product Sales                 1,545,966      1,816,095
  Cost of Rentals                         328,201        302,646
  Selling, General, and Administrative  1,231,947      1,251,886
                                        ---------      ---------

                                        3,106,114      3,370,627
                                        ---------      ---------

Loss From Operations                      139,282         67,371

Other Income (Expense)                    293,262        (92,359)
                                         ---------      ---------

Income (Loss) Before Income Tax
  Expense (Credit)                        153,980       (159,730)

Income Tax (Credit)                        64,000        (12,000)
                                          --------       --------

Net Income (Loss)                      $   89,980     $ (147,730)

Net Income (Loss) per Common Share     $      .02     $     (.03)

Current Ratio                                 2.4            2.2

Weighted Average Number of Shares
Outstanding Used in Computing
Earnings Per Share                      5,702,350      5,683,350


Year Ended March 31, 1997 Compared to Year Ended March 31, 1996 (See Description of Business - Discussion of Divisions)

    Technology General Corporation generated revenues of $2,966,832 and $3,303,256 for the years ended March 31, 1997 and 1996, respectively. Product manufacturing revenues were $2,398,977 and $2,802,845 in 1997 and 1996, respectively, while rental income was $567,855 and $500,411 in 1997 and 1996, respectively. The manufacturing division lost a combined $403,868 in sales from that of the preceding fiscal year with Precision Metalform experiencing a decrease in sales of $391,814 and the Clawson Machine division's sales off $67,071. The Eclipse Systems division increased their sales $55,017 to $1,081,493 from the $1,026,476 of the previous year.

    During the year, the Precision Metalform Division moved to replace some of its cosmetic product business with a diversified line of deep drawn products by targeting specialty items that generate volume orders. In this category is included writing instrument refill tubes and specialty writing instrument tubes. Also greater attention is being placed on the higher priced components used by major writing instrument manufacturers which are fabricated from 24 karat gold and pure silver.

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

    After the allocation of management and other expenses from Technology General Corporation, the three (3) manufacturing divisions had combined net income before taxes of $134,764, a complete turnaround from the previous year's loss before taxes of $114,449. This almost $250,000 change is mainly the result of insurance proceeds received as the result of losses sustained in a fire exceeding the cost of replacements, repairs, and renovation to the damaged or destroyed assets. The Company prudently utilized its own personnel to make necessary repairs and, in general, kept costs down as a result of competitive bidding by the construction trades in this area.

    Rental revenues increased $67,444 (13.5%) to $567,855 compared to $500,411 for the fiscal year ended March 31, 1996. All entities leasing space to tenants shared in this $67,444 increase with Aerosystems' rentals accounting for $26,719; Technology General, $25,393; and Transbanc's amounting to $15,332.

    The current fiscal year's net income from the Company's rental activities before taxes amounted to $19,216 as compared to a net loss the previous fiscal year amounting to $45,281, an increase of $64,497.

    Transbanc International Investors Corporation (wholly-owned subsidiary) had net income before taxes of $9,974 subsequent to the allocation of management fees and other expenses from Technology General. In addition to an anticipated increase in rents, Transbanc is expected to save $10,000 plus in annual interest expenses as a result of recasting its present mortgage to a lender offering more favorable terms.

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

    Charles J. Fletcher (age 74) was the founder of Aerosystems Technology Corporation prior to its merger with the Company and has been its President and a Director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the U.S.N.R. (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several patents.

    Jeffrey C. Fletcher (age 43) is President of the Precision Metalform Division. He has been associated with Precision Metalform for twenty-four years, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and Helen S. Fletcher. He is also a Director of the subsidiary.

    Helen S. Fletcher (age 66) served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1953, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Secretary and Treasurer.

    Darren Elg (age 44) is President of the Eclipse Systems and Clawson Machine Divisions and is an Engineering graduate holding a B.S.C.E. from Georgia Institute of Technology. He came to Eclipse Systems with a diversified background in Engineering, Management, and Sales. He was formerly employed by Interpace Corporation with engineering responsibilities. He managed a staff of project engineers as well as coordinated procurement of materials and manufacturing for highly technical systems and projects.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

    The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 1997, to each of the named executive officers of the Registrant.

                  Executive Capacity

Name                         Position
----                         --------

Charles J. Fletcher          President, Chairman of the Board

Jeffrey C. Fletcher          Executive Vice President, Director

Helen S. Fletcher            Secretary/Treasurer, Director

Darren Elg                   Director

                                Compensation


Name of Individual                                         Cash
or Group                Capacity in Which Served           Compensation
------------------      ------------------------           ------------

Charles J. Fletcher     President/Chrm. of Board           $144,790

No other executive officer receives compensation in excess of $100,000.

(1) The Company owns automobiles for four Executive officers. The cars were used primarily for business purposes.

(2) None of the Executive officers have employment agreements with the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The following table sets forth as of March 31, 1997, certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.


Name & Address          Number of Shares  Number of Shares  Percentage of
Beneficial Owner        of Common Stock   of Class A Stock  Beneficial
or Identity of          Beneficially      Beneficially      Ownership
Group                   Owned             Owned
----------------        ----------------  ----------------  -------------

Charles J. Fletcher(1)  1,357,500         25,000            24.4%
7 Valley Road
Sparta, NJ 07871

Jeffrey C. Fletcher(2)    422,439         20,000             7.8%
82 Birch Parkway
Sparta, NJ 07871

Helen S. Fletcher((3)   1,065,500                           20.3%
7 Valley Road
Sparta, NJ 07871

Darren Elg(4)              10,500         30,000               0%
11 Tudor Hill Drive
Sussex, NJ 07461

Evelyn Padalino           382,916                            5.8%
35 Gail Road
Morris Plains, NJ 07950

All officers and directors as a group total four and own 2,855,939 Common shares and 75,000 Class A shares.

____________________

(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 144,000 shares of Common Stock (2.5%).
(2) Jeffrey C. Fletcher is Executive Vice President and Director of the Company and President of Precision Metalform Division.
(3) Helen S. Fletcher is a co-founder and Secretary/Treasurer and Director of the Company.
(4) Darren Elg is a Director of the Company, President of Eclipse Systems Division and Clawson Machine Division.


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

    Upon issuance of the above-stated Class A Common Shares, such shares may be converted on a one-for-one basis into shares of the Company's Common Stock at the option of the shareholder. Such conversion is restricted until two years after the issuance of the Class A Common Stock.

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

         *Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC File No. 2-97732).

         **See Consolidated Financial Statements.

    (b)  Reports on Form 8K - None

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Franklin, State of New Jersey, on the 12th day of July, 1997.

                             TECHNOLOGY GENERAL CORPORATION


                             By:  Charles J. Fletcher
                                  ------------------------------
                                  Charles J. Fletcher, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature               Title                              Date


Charles J. Fletcher     President/Chairman of             7/10/97
-------------------          the Board
Charles J. Fletcher


Jeffrey C. Fletcher     Executive Vice President/         7/10/97
-------------------          Director
Jeffrey C. Fletcher


Helen S. Fletcher       Secretary/Treasurer               7/10/97
-------------------     Director
Helen S. Fletcher


Darren A. Elg           Director                          7/10/97
-------------------
Darren A. Elg


                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TECHNOLOGY GENERAL CORPORATION

                             Charles J. Fletcher
                             ----------------------------------
                             Charles J. Fletcher,
                             President, Chief Executive Officer,
                             Chairman of the Board

                             Helen S. Fletcher
                             ----------------------------------
                             Helen S. Fletcher
                             Secretary/Treasurer

Date:  July 12, 1997

                            TECHNOLOGY GENERAL CORPORATION
                                    AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                            INDEPENDENT AUDITORS' REPORT

                                    MARCH 31, 1997

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

    CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-5 - F-6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7 - F-16

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
 Technology General Corporation


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology General Corporation and Subsidiary at March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.








Roseland, New Jersey
June 16, 1997

                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET
                                     March 31, 1997

                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $      282,491
   Cash collateral account for letters of credit (NOTE 11)                     165,000
   Accounts receivable, net of allowance for
    doubtful accounts of $1,000                                                345,495
   Inventories (NOTE 3)                                                        511,991
   Deferred tax asset (NOTE 9)                                                  12,000
   Prepaid expenses and other current assets                                   109,673
                                                                        --------------
        Total current assets                                                             $    1,426,650

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $3,996,197 (NOTE 4)                                        2,115,144

OTHER ASSETS:
   Goodwill, less accumulated amortization of $51,131                           41,361
   Deferred tax asset (NOTE 9)                                                 124,000
   Other                                                                        47,357
                                                                        --------------
                                                                                                212,718
                                                                                         $    3,754,512
                                                                                         ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Long-term debt, current portion (NOTE 5)                             $      123,023
   Accounts payable                                                            315,146
   Accrued expenses and other (NOTE 6)                                         160,060
                                                                        --------------
        Total current liabilities                                                        $      598,229
LONG-TERM LIABILITIES:
   Long-term debt, less current portion (NOTE 5)                             1,127,121
   Accrual for loss contingency (NOTE 11)                                      331,000
   Security deposits                                                            57,154
                                                                        --------------
                                                                                              1,515,275

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,490,228 shares,
    outstanding 5,489,448 shares                                                 5,490
   Class A common stock, $.001 par value, .1 vote per share,
    authorized 15,000,000 shares, issued and outstanding 158,839 shares            159
   Additional paid-in capital                                                2,376,672
   Accumulated deficit                                                        (741,073)
                                                                        --------------
                                                                             1,641,248

   Less treasury stock, at cost, 780 shares                                       (240)
                                                                        --------------
        Total stockholders' equity                                                            1,641,008
                                                                                         --------------
                                                                                         $    3,754,512
                                                                                         ==============

                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years Ended March 31, 1997 and 1996



                                                                                 1997            1996
                                                                       --------------      -----------
REVENUES:
   Product sales                                                       $    2,398,977   $    2,802,845
   Rentals                                                                    567,855          500,411
                                                                       --------------   --------------
                                                                            2,966,832        3,303,256

COSTS AND EXPENSES:
   Cost of product sales                                                    1,545,966        1,816,095
   Cost of rentals                                                            328,201          302,646
   Selling, general and administrative expenses                             1,231,947        1,251,886
                                                                       --------------   --------------
                                                                            3,106,114        3,370,627

LOSS FROM OPERATIONS                                                         (139,282)         (67,371)
                                                                       --------------   --------------

OTHER INCOME (EXPENSE):
   Interest income                                                             13,183            9,027
   Interest expense                                                           (15,945)         (72,233)
   Other                                                                          904           20,847
   Insurance recovery (NOTE 12)                                               295,120
   Provision for loss contingency (NOTE 11)                                                    (50,000)
                                                                       --------------   --------------
                                                                              293,262          (92,359)
                                                                       --------------   --------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (CREDIT)                              153,980         (159,730)

INCOME TAX EXPENSE (CREDIT)                                                    64,000          (12,000)
                                                                       --------------   --------------

NET INCOME (LOSS)                                                      $       89,980   $     (147,730)
                                                                       ==============   ==============

NET INCOME (LOSS) PER COMMON SHARE                                     $          .02   $         (.03)
                                                                       ==============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 USED IN COMPUTING EARNINGS (LOSS) PER SHARE                                5,702,350        5,683,350
                                                                       ==============   ==============



               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years Ended March 31, 1997 and 1996


                                                                       CLASS A               ADDITIONAL
                                         COMMON STOCK                COMMON STOCK            PAID-IN            ACCUMULATED
                               ----------------------------    -----------------------
                                   SHARES           AMOUNT        SHARES         AMOUNT       CAPITAL             DEFICIT
                               -------------    -----------    ------------    --------   --------------     ---------------
BALANCES, March 31, 1995           5,490,228    $     5,490        157,839     $  158     $    2,376,486       $    (683,323)

NET LOSS                                                                                                            (147,730)
                               -------------    -----------    -----------     ------     --------------       -------------

BALANCES, March 31, 1996           5,490,228          5,490        157,839        158          2,376,486            (831,053)

ISSUANCE OF CLASS A
 COMMON STOCK (NOTE 7)                                               1,000          1                186

NET INCOME                                                                                                            89,980
                               -------------    -----------    -----------     ------     --------------       -------------

BALANCES, March 31, 1997           5,490,228    $     5,490        158,839     $  159     $    2,376,672       $    (741,073)
                               =============    ===========    ===========     ======     ==============       =============


                                    TREASURY STOCK
                              ------------------------
                                  SHARES        AMOUNT         TOTAL
                              ----------    ----------    ------------
BALANCES, March 31, 1995            780       $   (240)   $    1,698,571

NET LOSS                                                        (147,730)
                                 ------       --------    --------------

BALANCES, March 31, 1996            780           (240)        1,550,841

ISSUANCE OF CLASS A
 COMMON STOCK (NOTE 7)                                               187

NET INCOME                                                        89,980
                                 ------       --------    --------------

BALANCES, March 31, 1997            780       $   (240)   $    1,641,008
                                 ======       ========    ==============




               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended March 31, 1997 and 1996



                                                                                      1997            1996
                                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $        89,980   $     (147,730)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                274,544          308,771
      Recovery of doubtful accounts                                                                  (4,304)
      Deferred income tax expense (credit)                                          64,000          (12,000)
      Issuance of Class A common stock for services                                    187
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                             59,558           25,908
        (Increase) decrease in inventories                                          (6,362)          50,309
        (Increase) decrease in prepaid expenses and other
         current assets                                                             40,660          (81,377)
        Increase in other assets                                                    (5,299)         (20,925)
        Increase in accounts payable                                                26,699           10,102
        Decrease in accrued expenses and other                                      (7,945)         (52,302)
        Increase in accrual for loss contingency                                                     50,000
        Increase in security deposits                                               13,309            3,255
                                                                           ---------------   --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          549,331          129,707
                                                                           ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (272,263)        (213,208)
   Proceeds from mortgage receivable                                                                102,708
   Deposits to cash collateral account for letters of credit                                        (78,765)
                                                                           ---------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                                             (272,263)        (189,265)
                                                                           ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                         14,360        1,260,256
   Principal payments on long-term debt                                           (125,554)      (1,201,561)
                                                                           ---------------   --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (111,194)          58,695
                                                                           ---------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   165,874             (863)

CASH AND CASH EQUIVALENTS, beginning of year                                       116,617          117,480
                                                                           ---------------   --------------

CASH AND CASH EQUIVALENTS, end of year                                     $       282,491   $      116,617
                                                                           ===============   ==============


               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                         Years Ended March 31, 1997 and 1996




                                                                                    1997             1996
                                                                           -------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION, cash paid during the year for interest                       $     134,950   $      133,330
                                                                           =============   ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
   Asset recorded pursuant to obligation under capital lease               $       -       $       23,824
                                                                           =============   ==============

   Debt issuance for equipment purchase                                    $      20,030   $        -
                                                                           =============   ==============


               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS:

    Technology General Corporation is a manufacturer of deep-drawn metal-formed products, a manufacturer of ice crushing and shaving equipment and a manufacturer and distributor of spray coating and industrial mixer systems, and sells its products to a wide variety of users primarily throughout the United States. The subsidiary (Transbanc International Investors Corporation) owns and rents a 107,000 square foot commercial building in Franklin, New Jersey.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Technology General Corporation and its wholly-owned subsidiary, Transbanc International Investors Corporation, (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

    IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amount of long-lived assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The amount of the impairment loss is determined as the difference by which the carrying amount of the asset exceeds the fair value of the asset.

    NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents include shares issuable upon exercise of outstanding stock options when dilutive.

    USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS - Certain items have been reclassified in 1996 to conform with the 1997 presentation.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

    NEWLY ISSUED ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board released Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", which became effective for fiscal years beginning after December 15, 1995 and required that the fair value of stock options be measured on the date of grant. This fair value is then recognized as compensation expense over the service period. SFAS No. 123 allows companies to continue with the Accounting Principles Board
    (APB) No. 25 approach, provided that disclosure of pro forma net income and earnings per share information is disclosed "as if" the new fair value approach had been adopted. This Statement is effective for all awards granted after December 15, 1994. The Company has not granted any awards after this date and, therefore, pro forma information is not provided (NOTE
    7).

    In March 1997, the Financial Accounting Standards Board released Statement No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

    Management does not believe that SFAS No. 128 will have a material impact upon historical net income (loss) per share as reported.

NOTE 3 - INVENTORIES:

         Inventories consist of the following at March 31, 1997:


                   Purchased parts and raw materials          $      319,050
                   Work-in-process                                    35,423
                   Finished goods                                    157,518
                                                              --------------

                                                              $      511,991
                                                              ==============

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following at March 31, 1997:




                  Building and improvements                              $    3,583,292
                  Land improvements                                             140,412
                  Machinery and equipment                                     1,741,490
                  Furniture and fixtures                                         48,369
                  Office equipment                                              119,139
                  Transportation equipment                                      113,325
                  Land                                                          365,314
                                                                         --------------
                                                                              6,111,341
                  Less accumulated depreciation and amortization              3,996,197
                                                                         --------------

                                                                         $    2,115,144
                                                                         ==============



         A parcel of land containing a building, which is being used for rental to a third party, is subject to claims of the United States Department of Justice (NOTE 11).

         At March 31, 1997, property, plant and equipment includes $23,824 and accumulated amortization includes $9,665 related to assets recorded under capital leases (NOTE 5).

NOTE 5 - LONG-TERM DEBT:

         The following is a summary of long-term debt at March 31, 1997:


            Line of credit, due on demand or January 31, 1998 if no
             demand is made, providing for maximum borrowing of
             $15,000 with interest due quarterly at the base rate (9%
             at March 31, 1997), as defined in the agreement,
             plus 1%                                                                $        8,360

            Mortgage note payable in monthly installments of $10,915,
             including interest at 9.75% per annum, through October 1,
             2000, at which time the remaining principal balance is
             due, and collateralized by first mortgages on the
             Company's real estate holdings, an assignment of leases
             and rents from its rental operations,
             and all other assets of the Company                                         1,124,662


                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - LONG-TERM DEBT (CONTINUED):



     Note payable, bank, in monthly installments of
      $2,908 including interest at 9% per annum through
      November 1997                                                               19,760

     Obligation under capital lease, payable in monthly
      installments of $598 through September 1999 (NOTE 4)                        15,535

     Equipment loan payable in monthly installments of $401,
      including interest at 7.5% per annum, through September
      2001 and collateralized by certain transportation equipment                 18,348

     Various notes and loans payable to banks and individuals,
      bearing interest at rates between 9% and 14%, due in
      monthly installments of principal and interest through
      February 1998                                                               63,479
                                                                          --------------
                                                                               1,250,144
     Less current portion                                                        123,023
                                                                          --------------

                                                                          $    1,127,121
                                                                          ==============


Future aggregate principal maturities by year are as follows:


     Year ending March 31:
                 1998                                                     $      123,023
                 1999                                                             34,652
                 2000                                                             34,538
                 2001                                                          1,055,574
                 2002                                                              2,357
                                                                          --------------

                                                                          $    1,250,144
                                                                          ==============


At March 31, 1997, the Company was not in compliance with a covenant of its mortgage note, but obtained a waiver from its bank.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - ACCRUED EXPENSES AND OTHER:

         Accrued expenses and other are comprised of the following at March 31, 1997:

            Payroll and related                              $       37,060
            Interest                                                 13,652
            Real estate taxes                                         7,464
            Insurance                                                35,349
            Loss reserve                                             25,000
            Professional fees                                        29,500
            Other                                                    12,035
                                                             --------------

                                                             $      160,060

NOTE 7 - STOCKHOLDERS' EQUITY:

         The Company has granted options to purchase 50,000 shares of its common stock and 40,000 shares of its Class A common stock, with an exercise price of Nil, to various key employees pursuant to a non-qualified employee stock option plan. These shares are earned by the employees at the rate of 20% per year beginning April 1, 1993. At March 31, 1997, 54,000 shares are vested to employees covered by this plan (NOTE 2).

         During the year ended March 31, 1997, the Company issued 1,000 shares of its Class A common stock to an employee.

NOTE 8 - LEASES:

         The Company is the lessor under operating leases which expire in various years through 2002.

         Aggregate future minimum rentals under noncancelable leases as of March 31, 1997 are approximately as follows:

             Year ending March 31:
                       1998                                   $      464,000
                       1999                                          284,000
                       2000                                          158,000
                       2001                                           73,000
                       2002                                           17,000
                                                              --------------

                                                              $      996,000
                                                              ==============

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - INCOME TAX EXPENSE (CREDIT):

          The provision for income tax expense (credit) in the accompanying consolidated statements of operations consists of the following deferred federal and state income taxes (credits) for the years ended March 31, 1997 and 1996:

                                                                  1997               1996
                                                        ----------------- ---------------
                Deferred:
                  Federal                               $       50,000    $       (11,000)
                  State                                         14,000             (1,000)
                                                        --------------    ---------------
                                                        $       64,000    $       (12,000)
                                                        ==============    ===============

          The following reconciles the computed income tax expense (credit) at the Federal statutory rate to the actual provision for income tax expense (credit) for the years ended March 31, 1997 and 1996:

                                                                                         1997               1996
                                                                               ------------------  ---------------
                  Computed tax at Federal statutory rate                       $       54,000    $       (25,000)
                  Depreciation                                                         14,000             17,000
                  Nondeductible expenses and other                                     25,000              2,000
                  State provision, net of Federal tax                                  11,000             (4,000)
                  Utilization of net operating loss carryforwards                     (40,000)
                  Bad debt expense                                                                        (2,000)
                                                                               --------------    ---------------
                                                                               $       64,000    $       (12,000)
                                                                               ==============    ===============

          The components of the Company's deferred tax assets and liabilities at March 31, 1997 are as follows:


                                                                       FEDERAL         STATE          TOTAL
                                                                    ------------    -----------   -------------
                  Tax benefit attributable to:
                     Net operating loss carryforward                $    143,000   $       -      $    143,000
                     Accrual for loss contingency                        109,000         30,000        139,000
                     Depreciation                                        (46,000)       (13,000)       (59,000)
                     Inventories and other                                 8,000          5,000         13,000
                                                                    ------------   ------------   ------------
                                                                         214,000         22,000        236,000
                  Less valuation allowance                                91,000          9,000        100,000
                                                                    ------------   ------------   ------------
                                                                    $    123,000   $     13,000        136,000
                                                                    ============   ============
                  Less current portion                                                                  12,000
                                                                                                  ------------

                  Long-term portion                                                               $    124,000
                                                                                                  ============

                                         F-13

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - INCOME TAX EXPENSE (CREDIT) (CONTINUED):

          At March 31, 1997, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $436,000 and $4,000, respectively, which expire in fiscal years 1998 through 2011.

NOTE 10 - SEGMENT INFORMATION:

          Information relative to the Company's business segments is as follows:


                                                                               YEARS ENDED MARCH 31,
                                                                        --------------------------------
                                                                                 1997              1996
                                                                        --------------    --------------
             Product sales:
               Deep-drawn metal-formed products                         $    1,022,710    $    1,414,524
               Spray coating and industrial mixer systems                    1,081,493         1,026,476
               Ice crushing and shaving equipment                              294,774           361,845
               Rental                                                          567,855           500,411
                                                                        --------------    --------------
                                                                        $    2,966,832    $    3,303,256
                                                                        ==============    ==============


                                                                                YEARS ENDED MARCH 31,
                                                                        --------------------------------
                                                                                  1997              1996
                                                                        --------------    --------------
             Operating profit:
               Deep-drawn metal-formed products                         $      166,296    $      222,133
               Spray coating and industrial mixer systems                      162,119           149,791
               Ice crushing and shaving equipment                               25,289            61,061
               Rental                                                          103,394           220,263
                                                                        --------------    --------------
                                                                               457,098           653,248
               Less unallocated general corporate charges                      596,380           720,619
                                                                        --------------    --------------
                                                                        $     (139,282)   $      (67,371)
                                                                        ==============    ==============


                                                                                              MARCH 31,
                                                                        --------------------------------
                                                                                  1997              1996
                                                                        --------------    --------------
             Identifiable assets:
               Deep-drawn metal-formed products                         $      592,750    $      699,448
               Spray coating and industrial mixer systems                      430,416           412,127
               Ice crushing and shaving equipment                              116,917           132,381
               Rental                                                        1,088,861           848,568
               General corporate                                             1,525,568         1,630,922
                                                                        --------------    --------------
                                                                        $    3,754,512    $    3,723,446
                                                                        ==============    ==============


                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION (CONTINUED):

                                                                                     YEARS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                      1997              1996
                                                                            ----------------  ---------------
                 Depreciation and amortization:
                   Deep-drawn metal-formed products                         $       82,791    $      112,414
                   Spray coating and industrial mixer systems                        9,579             3,737
                   Ice crushing and shaving equipment                                  882                40
                   Rental                                                          112,656           115,610
                   General corporate                                                68,636            76,970
                                                                            --------------    --------------
                                                                            $      274,544    $      308,771
                                                                            ==============    ==============


                                                                                     YEARS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                      1997              1996
                                                                            ----------------  ---------------
                 Capital additions:
                   Deep-drawn metal-formed products                         $       47,804    $       90,046
                   Spray coating and industrial mixer systems                       32,926            13,250
                   Rental                                                          105,320            93,348
                   General corporate                                               106,243            40,388
                                                                            --------------    --------------
                                                                            $      292,293    $      237,032
                                                                            ==============    ==============

          The Company's deep-drawn metal-formed products segment had sales to two major customers in 1997 and 1996 of approximately $606,000 and $1,015,000, respectively. The ice crushing machines segment had sales to one major customer in 1996, of approximately $60,000. The spray coating and industrial mixer systems segment had sales to one major customer of approximately $376,000 and $284,000 in 1997 and 1996, respectively. In addition, at March 31, 1997, accounts receivable from these customers were approximately $176,000. The Company also had rental income from three major tenants aggregating approximately $374,000 and $353,000 in 1997 and 1996, respectively.

          The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 1997 and 1996 of approximately $274,000 and $432,000, respectively. The ice crushing machines segment had purchases from two major suppliers in 1997 and 1996, of approximately $58,000 and $76,000, respectively. The spray coating and industrial mixer systems segment had purchases from three major suppliers of approximately $414,000 and $348,000 in 1997 and 1996, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

          Under the terms of the line of credit facility, the Company's bank agrees to issue letters of credit and bankers acceptances, which in the aggregate cannot exceed the lesser of $165,000 or the amount on deposit in a cash collateral account. At March 31, 1997, the balance in the cash collateral account was $165,000.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

          The Company's sales and use tax returns for the years 1991 through 1996 are currently being audited by the State of New Jersey. Although the ultimate outcome cannot be determined at present, it is management's opinion that any liability resulting from this audit would not be material.

          On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. Subsequent Company investigations revealed a former occupant was responsible. Consequently, the attorney for the Company has requested a renegotiation of the settlement terms. In March 1997, the Company made a counter-proposal to the U.S. Government seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of March 31, 1997, the Company expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1997, this counter-proposal was being evaluated. Additionally, through March 31, 1997, $356,000 has been accrued for this loss contingency, which management believes will be sufficient to satisfy a settlement with the U.S. Government.

          The Company is a party to a litigation in which a judgement was awarded against a predecessor of the Company for approximately $170,000, plus continuing fines and penalties as permitted by the Rhode Island Court. Management believes that this judgement is non-recoverable, since the predecessor corporation is no longer in existence, and intends to vigorously defend itself in this matter. Accordingly, no provision for loss has been provided in the accompanying consolidated financial statements.

          In addition to the above, the Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such litigation cannot be determined at the present time, it is management's opinion, based on the advice of legal counsel, that any liabilities which may result from these actions would not have a material effect on the Company's ability to operate.

NOTE 12 - INSURANCE RECOVERY:

          During the year ended March 31, 1997, there was a fire at the Company's deep-drawn metal-formed products division, which was accidentally started by a roofing contractor, resulting in fire, smoke and water damage to both the building and inventories. The Company received proceeds of approximately $424,000 for reimbursement of building damage, machinery and equipment, inventories and emergency cleanup resulting in a gain of approximately $295,000. The Company has filed a claim with its insurer for production losses resulting from this fire. As of March 31, 1997, this claim is still pending and no provision for this claim has been provided in the accompanying consolidated financial statements.