Form 10QSB
period 1997-06-30
TECHNOLOGY GENERAL CORP
filed 1997-09-12
CIK 768914

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                     Form 10-QSB Quarterly or Transitional Report



  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
-----    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
-----    1934


                             Commission File No. 2-97732



                            TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)


         New Jersey                                   22-1694294
-------------------------------          -------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  12 Cork Hill Road, Franklin, New Jersey               07416
--------------------------------------------          ----------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (973) 827-4143



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No
                            -----         -----


As of June 30, 1997, the Registrant had 5,489,448 shares of Common Stock outstanding and 158,839 shares of Class A Common Stock outstanding.

                            TECHNOLOGY GENERAL CORPORATION
                                        INDEX


                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information

    Item 1.   Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheet - June 30, 1997                    3

              Consolidated Statement of Operations
              and for the three months ended
              June 30, 1997 and 1996                                        4

              Consolidated Statement of Cash Flows
              for the three months ended
              June 30, 1997 and 1996                                        5

              Notes to Consolidated Financial Statements                    6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operation                                                   7 - 8

Signatures                                                                   9

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                    JUNE 30, 1997

              ASSETS
----------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $190,052
  Cash collateral account for letters of credit                    165,000
  Accounts receivable, net of allowance for doubtful
    accounts of $1,000                                             436,943
  Inventories                                                      477,170
  Deferred tax asset                                                12,000
  Prepaid expenses and other current assets                         85,848
                                                                ----------
      Total current assets                                       1,367,013

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization of $4,042,142                    2,188,365

OTHER ASSETS:
  Deferred tax asset                                               124,000
  Other                                                             77,858
                                                                ----------
      Total other assets                                           201,858
                                                                ----------

                                                                $3,757,236
                                                                ----------
                                                                ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                            $152,806
  Accounts payable and accrued expenses                            430,758
                                                                ----------
      Total current liabilities                                    583,564

LONG - TERM DEBT:
  Long-term obligations, net of current maturities               1,112,741
  Reserve for contingency                                          331,000
  Security deposits                                                 59,527
                                                                ----------
      Total long - term debt                                     1,503,268

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228 shares,
  outstanding 5,489,448 shares                                       5,490
  Class A common stock,$.001 par value, 1/10 vote per share, authorized 15,000,000 shares, issued and outstanding 157,839
  shares                                                               158
  Additional paid-in-capital                                     2,376,673
  Accumulated deficit                                             (711,677)
                                                                ----------
                                                                 1,670,644
  Less treasury stock, at cost, 780 shares                            (240)
                                                                ----------
      Total stockholders' equity                                 1,670,404
                                                                ----------

                                                                $3,757,236
                                                                ----------
                                                                ----------


             See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                      Three Months Ended
                                                            June 30,
                                                   -------------------------
                                                        1997           1996
                                                   ----------     ----------

REVENUES:
  Product sales                                    $669,656       $671,577
  Rentals                                           151,296        135,825
                                                   ----------     ----------
                                                    820,952        807,402

COSTS AND EXPENSES:
  Cost of product sales                             406,960        433,696
  Cost of rentals                                    96,318         61,830
  Selling,general and administrative expenses       287,568        334,555
                                                   ----------     ----------
                                                    790,846        830,081

INCOME (LOSS) FROM OPERATIONS                        30,106        (22,679)

OTHER INCOME (EXPENSE):
  Interest expense                                   (2,540)        (5,514)
  Insurance recovery                                                66,708
  EPA Contingency Reserve                                          (12,500)
  Other                                               1,830          1,088
                                                   ----------     ----------
                                                       (710)        49,782
                                                   ----------     ----------

NET INCOME                                          $29,396        $27,103
                                                   ----------     ----------
                                                   ----------     ----------


             See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                      Three Months Ended June 30, 1997 and 1996
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (UNAUDITED)


                                                                 Three Months Ended
                                                                      June 30,
                                                             ------------------------
                                                                 1997           1996
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $29,396        $27,103
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                               48,778         76,315
   Changes in operating assets and liabilities:
   Increase in accounts receivable                            (91,448)       (88,371)
   (Increase) decrease in inventories                          34,821        (12,426)
   Decrease in prepaid assets and other current assets         23,825         76,450
   Decrease in other assets                                    10,860          3,056
   Decrease in accounts payable and accrued expenses          (44,448)       (27,775)
   Decrease in accrual for loss contingency                                   12,500
   Increase in security deposits                                2,373
                                                            ---------       --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  14,157         66,852
                                                            ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment                 (119,166)       (68,117)
                                                            ---------       --------
    NET CASH USED IN INVESTING ACTIVITIES                    (119,166)       (68,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                         (14,380)       (36,811)
 Proceeds from issuance of notes payable                       26,950          7,350
                                                            ---------       --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,570        (29,461)
                                                            ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (92,439)       (30,726)

CASH AND CASH EQUIVALENTS, beginning of period                282,491        116,617
                                                            ---------       --------

CASH AND CASH EQUIVALENTS, end of period                     $190,052        $85,891
                                                            ---------       --------
                                                            ---------       --------



          See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



COMMITMENTS AND CONTINGENCIES:

In 1994, the Company, following negotiations with the U. S. Justice Department, received a Memorandum of Settlement relating to an "innocent landowner defense" regarding toxic chemical contamination at a division's former site. Also, the New Jersey D.E.P. has objectively entered the negotiations to account for their portion of the Superfund expenditures. To date, the Memorandum stipulates that the United States Government ("USG") would receive $25,000 upon execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net rental income derived from the formerly contaminated property and 60 percent of the net proceeds from the sale of the property. At June 30, 1997, the Company has established an accrual for this loss contingency in the amount of $331,000.

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

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

          For the three-month period ended June 30, 1997, Technology General Corporation and subsidiary had consolidated revenues of $820,952 and a net income of $29,396. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to a tenant.

          The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $280,893 and $71,730, respectively, for a total of $352,623.

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

          Clawson Machine has received recognition from the National Sanitation Foundation (N.S.F.) for improvements of its various machines used primarily for crushing ice applicable to hotels and restaurants. N.S.F. approval is becoming a mandatory requirement throughout various parts of the country for machines used in the processing of foods and liquids to assure maintenance of sanitary conditions. Clawson is one of a few manufacturers in its category who has been awarded this distinction.

          Eclipse Systems's sales for the three months ended June 30, 1997, increased $812 over the comparable period for 1996. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers and continued growth in its new EnviroFlo industrial line of "inplant" pollution-control systems. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

          The Precision Metalform Division reported sales for the three months ended June 30, 1997 and 1996 of $317,033 and $295,952, respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

          Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to six (6) industrial tenants. Total rental revenue for the three months ended June 30, 1997 amounted to $109,241, a decrease of $12,234 compared to the quarter ended June 30, 1996. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

          The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup.
This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three month period ended June 30, 1997, totaled $12,100 compared to $6,765 for the comparable 1996 period, a slight increase of $5,335.

LIQUIDITY:

          As at June 30, 1997, current assets amounted to $1,367,013 and current liabilities totaled $578,202, reflecting a working capital of $788,811 and a current ratio of 2.36 to 1. Net cash flow from operations for the current quarter amounted to $14,157, a decrease of $52,695 from the $66,852 reported for the three months ended June 30, 1996. The decrease was due primarily as a result of less depreciation and amortization.

RESULTS OF OPERATIONS

          PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $669,656 for the three-month period ended June 30, 1997.

          RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 1997 amounted to $151,296, a slight increase of $15,471 over the same period for 1996.

          GROSS MARGIN. The consolidated gross profit margin for the three months ended June 30, 1997, was 39 percent.

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 35 percent for the three months ended June 30, 1997.

          INTEREST. Total Interest expense for the quarter ended June 30, 1997 amounted to $30,010, of which $27,649 is reflected under "Cost of Rentals" and the remainder of $2,361 is shown as a separate line item within "Other Income (Expense)".

          NET INCOME/LOSS. Net income for the three months ended June 30, 1997 amounted to $29,396, an increase of $2,293 over the comparable three-month period in 1996.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 10, 1997     TECHNOLOGY GENERAL CORPORATION



                              By:  /s/ Charles J. Fletcher
                                   -----------------------------------
                                   Charles J. Fletcher
                                   President, Chief Executive Officer,
                                   Chairman of the Board



                              By:  /s/ Helen S. Fletcher
                                   -----------------------------------
                                   Helen S. Fletcher
                                   Secretary/Treasurer