Form 10QSB
period 1997-09-30
TECHNOLOGY GENERAL CORP
filed 1997-12-03
CIK 768914

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                     Form 10-QSB Quarterly or Transitional Report



 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
---
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                             Commission File No. 2-97732



                            TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)


         New Jersey                              22-1694294
--------------------------------       -----------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


12 Cork Hill Road, Franklin, New Jersey                  07416
-----------------------------------------             --------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:  (973) 827-4143



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X         No
                  ---           ---

As of September 30, 1997, the Registrant had 5,489,448 shares of Common Stock outstanding and 158,839 shares of Class A Common Stock outstanding.

                            TECHNOLOGY GENERAL CORPORATION

                                        INDEX


                                                                     Page No.
                                                                     --------

Part I.       Financial Information

      Item 1.      Consolidated Financial Statements (unaudited)

                   Consolidated Balance Sheet - September 30, 1997        3

                   Consolidated Statement of Operations
                   and for the six months ended
                   September 30, 1997 and 1996                            4

                   Consolidated Statement of Cash Flows
                   for the six months ended
                   September 30, 1997 and 1996                            5

                   Notes to Consolidated Financial Statements             6

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation                                          7 - 8

Signatures                                                                9

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                  SEPTEMBER 30, 1997

                   ASSETS
------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                 $  263,205
 Cash collateral account for letters of credit                 86,840
 Accounts receivable, net of allowance for doubtful
  accounts of $1,000                                          334,769
 Inventories                                                  411,374
 Deferred tax asset                                            12,000
 Prepaid expenses and other current assets                     41,566
                                                           ----------
    Total current assets                                    1,149,754

PROPERTY, PLANT AND EQUIPMENT, less accumulated
 depreciation and amortization of $4,088,086.               2,232,681

OTHER ASSETS:
 Deferred tax asset                                           124,000
 Other                                                         77,472
                                                           ----------
    Total other assets                                        201,472
                                                           ----------

                                                           $3,583,907
                                                           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt                         $91,564
 Accounts payable and accrued expenses                        288,267
                                                           ----------
    Total current liabilities                                 379,831

LONG - TERM DEBT:
 Long-term obligations, net of current maturities           1,175,820
 Reserve for contingency                                      331,000
 Security deposits                                             74,312
                                                           ----------
    Total long - term debt                                  1,581,132

STOCKHOLDERS' EQUITY:
 Common stock,$.001 par value, 1 vote per share,
 authorized 30,000,000 shares,issued 5,490,228 shares,
 outstanding 5,489,448 shares                                   5,490
 Class A common stock,$.001 par value, .1 vote per share,
 authorized 15,000,000 shares, issued and outstanding
  158,839 shares                                                  158
 Additional paid-in-capital                                 2,376,673
 Accumulated deficit                                         (759,137)
                                                           ----------
                                                            1,623,184
 Less treasury stock, at cost, 780 shares                        (240)
                                                           ----------
    Total stockholders' equity                              1,622,944
                                                           ----------

                                                           $3,583,907
                                                           ==========


             See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                       Three Months Ended            Six Months Ended
                                                          September 30,                September 30,
                                                    ------------------------    --------------------------
                                                        1997           1996           1997           1996
                                                    ---------      ---------    -----------    -----------

REVENUES:
 Product sales                                      $519,436       $675,650     $1,189,092     $1,347,227
 Rentals                                             173,182        135,830        324,478        271,655
                                                    --------       --------     ----------     ----------
                                                     692,618        811,480      1,513,570      1,618,882

COSTS AND EXPENSES:
 Cost of product sales                               358,821        435,399        765,781        869,095
 Cost of rentals                                      70,585         79,556        166,903        141,386
 Selling,general and administrative expenses         310,498        315,759        598,066        650,314
                                                    --------       --------     ----------     ----------
                                                     739,904        830,714      1,530,750      1,660,795
                                                    --------       --------     ----------     ----------

INCOME (LOSS) FROM OPERATIONS                        (47,286)       (19,234)       (17,180)       (41,913)

OTHER INCOME (EXPENSE):
 Interest expense                                     (4,213)        (5,399)        (6,753)       (10,913)
 Insurance recovery                                                 285,064                       351,772
EPA Contingency Reserve                                             (12,500)                      (25,000)
 Other                                                 4,039          5,053          5,869          6,141
                                                    --------       --------     ----------     ----------
                                                        (174)       272,218           (884)       322,000
                                                    --------       --------     ----------     ----------

NET INCOME                                          $(47,460)      $252,984     $  (18,064)    $  280,087
                                                    ========       ========     ==========     ==========



             See accompanying notes to consolidated financial statements

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended September 30, 1997 and 1996
                  Increase (Decrease) in Cash and Cash Equivalents
                                    (UNAUDITED)


                                                                             Six Months Ended
                                                                              September 30,
                                                                      --------------------------
                                                                            1997           1996
                                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                                      $ (18,064)     $ 280,087
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                          95,374        152,629
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                             10,726        (61,042)
   (Increase) decrease in inventories                                    100,617        (29,043)
   (Increase) decrease in prepaid assets and other current assets         68,107        103,595
   (Increase) decrease in other assets                                    11,246          5,889
   Increase (decrease) in accounts payable and accrued expenses         (218,398)      (108,178)
   Increase (decrease) in accrual for loss contingency                                   25,000
   Increase (decrease) in security deposits                               17,158
                                                                       ---------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                             66,766        368,937

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment                            (212,911)      (172,540)
 Reduction in collateral for letter of credit                             78,160
                                                                       ---------      ---------
    NET CASH USED IN INVESTING ACTIVITIES                               (134,751)      (172,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                                    (83,890)      (119,199)
 Proceeds from issuance of notes payable                                 132,589         60,712
                                                                       ---------      ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   48,699        (58,487)
                                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (19,286)       137,910

CASH AND CASH EQUIVALENTS, beginning of period                           282,491        116,617
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                               $ 263,205      $ 254,527
                                                                       =========      =========



             See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



COMMITMENTS AND CONTINGENCIES:

In 1994, the Company, following negotiations with the U. S. Justice Department, received a Memorandum of Settlement relating to an "innocent landowner defense" regarding toxic chemical contamination at a division's former site. Also, the New Jersey D.E.P. has objectively entered the negotiations to account for their portion of the Superfund expenditures. To date, the Memorandum stipulates that the United States Government ("USG") would receive $25,000 upon execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net proceeds from the sale of the property. At September 30, 1997, the Company has established an accrual for this loss contingency in the amount of $331,000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              For the six-month period ended September 30, 1997, Technology General Corporation and subsidiary had consolidated revenues of $1,513,570 and a net loss of $18,064. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

              The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $550,933 and $148,360, respectively, for a total of $699,293.

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

              Eclipse Systems's sales for the six months ended September 30, 1997, decreased $24,811 from the comparable period for 1996. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

              The Precision Metalform Division reported sales for the six months ended September 30, 1997 and 1996 of $489,800 and $581,360, respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

              Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to six (6) industrial tenants. Total rental revenue for the six months ended September 30, 1997 amounted to $232,306, a decrease of $11,436 compared to the six months ended September 30, 1996. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

              The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six month period ended September 30, 1997, totaled $23,700 compared to $12,744 for the comparable 1996 period, an increase of $10,956.

LIQUIDITY:

              As at September 30, 1997, current assets amounted to $1,149,754 and current liabilities totaled $379,831, reflecting a working capital of $769,923 and a current ratio of 3.03 to 1. There was negative cash flow for the current six month period of $19,286 due mainly to the purchase of building improvements and equipment in the amount of $212,911.

RESULTS OF OPERATIONS

              PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $1,189,092 for the six-month period ended September 30, 1997.

              RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 1997 amounted to $324,478, an increase of $52,823, over the same period for 1996.

              GROSS MARGIN. The consolidated gross profit margin for the six months ended September 30, 1997, was 38 percent.

              SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 39 percent for the six months ended September 30, 1997.

              INTEREST. Total Interest expense for the six months ended September 30, 1997 amounted to $53,167, of which $46,414 is reflected under "Cost of Rentals" and the remainder of $6,753 is shown as a separate line item within "Other Income (Expense)".

              NET INCOME/LOSS. The net loss for the six months ended September 30, 1997 amounted to $18,064, an decrease of $298,151 over the comparable six-month period in 1996. The $298,151 difference in earnings between the six month periods is mainly due to a large insurance recovery reflected in the September 30, 1996 statement of operations.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 1, 1997                TECHNOLOGY GENERAL CORPORATION



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