Form 10QSB
period 1997-12-31
TECHNOLOGY GENERAL CORP
filed 1998-02-19
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                     Form 10-QSB Quarterly or Transitional Report



  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                          OR

_____  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                             Commission File No. 2-97732



                         TECHNOLOGY GENERAL CORPORATION
            -------------------------------------------------------------
               (Exact name of Small Business Issuer in its charter)


            New Jersey                                22-1694294
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


 12 Cork Hill Road, Franklin, New Jersey               07416
------------------------------------------          ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (973) 827-4143

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X        No
                     -----          -----

As of December 31, 1997, the Registrant had 5,489,448 shares of Common Stock outstanding and 158,839 shares of Class A Common Stock outstanding.

                            TECHNOLOGY GENERAL CORPORATION

                                        INDEX


                                                                   Page No.
                                                                   --------

Part I.          Financial Information

       Item 1.   Consolidated Financial Statements (unaudited)

                 Consolidated Balance Sheet - December 31, 1997       3

                 Consolidated Statement of Operations
                 and for the nine months ended
                 December 31, 1997 and 1996                           4

                 Consolidated Statement of Cash Flows
                 for the nine months ended
                 December 31, 1997 and 1996                           5

                 Notes to Consolidated Financial Statements           6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operation                                           7- 8

Signatures                                                            9

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1997


    ASSETS
    ------
CURRENT ASSETS:
    Cash and cash equivalents...................................................  $ 328,262
    Cash collateral account for letters of credit...............................     86,840
    Investments.................................................................    433,527
    Accounts receivable, net of allowance for doubtful accounts of $1,000.......    387,396
    Inventories.................................................................    385,364
    Deferred tax asset..........................................................     12,000
    Prepaid expenses and other current assets...................................     63,902
                                                                                  ---------
      Total current assets......................................................  1,697,291

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization of
  $4,134,031....................................................................  2,230,667

OTHER ASSETS:
    Deferred tax asset..........................................................    124,000
    Other.......................................................................     63,112
                                                                                  ---------
      Total other assets........................................................    187,112
                                                                                  ---------
                                                                                  $4,115,070
                                                                                  ---------
                                                                                  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
    CURRENT LIABILITIES:
    Current maturities of long-term debt........................................  $  96,380
    Accounts payable and accrued expenses.......................................    365,552
                                                                                  ---------
      Total current liabilities.................................................    461,932

LONG--TERM DEBT:
    Long-term obligations, net of current maturities............................  1,581,592
    Reserve for contingency.....................................................    331,000
    Security deposits...........................................................     75,962
                                                                                  ---------
      Total long--term debt.....................................................  1,988,554

STOCKHOLDERS' EQUITY:
    Common stock,$.001 par value, 1 vote per share, authorized 30,000,000
      shares,issued 5,490,228 shares, outstanding 5,489,448 shares..............      5,490
    Class A common stock,$.001 par value, .1 vote per share, authorized
      15,000,000 shares, issued and outstanding 158,839 shares..................        158
    Additional paid-in-capital..................................................  2,376,673
    Accumulated deficit.........................................................   (717,497)
                                                                                  ---------
                                                                                  1,664,824
    Less treasury stock, at cost, 780 shares....................................       (240)
                                                                                  ---------
      Total stockholders' equity................................................  1,664,584
                                                                                  ---------
                                                                                  $4,115,070
                                                                                  ---------
                                                                                  ---------

          See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,

                                                           --------------------------  --------------------------
                                                                 1997         1996          1997           1996
REVENUES:
    Product sales........................................  $    617,120  $    554,939  $  1,806,212  $  1,902,166
    Rentals..............................................       187,777       142,786       512,255       414,441
                                                           ------------  ------------  ------------  ------------
                                                                804,897       697,725     2,318,467     2,316,607
COSTS AND EXPENSES:
    Cost of product sales................................       397,073       359,466     1,162,854     1,228,561
    Cost of rentals......................................       112,016        61,700       278,919       203,086
    Selling,general and administrative expenses..........       323,076       376,915       921,142     1,027,229
                                                           ------------  ------------  ------------  ------------
                                                                832,165       798,081     2,362,915     2,458,876
                                                           ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS............................       (27,268)     (100,356)      (44,448)     (142,269)

OTHER INCOME (EXPENSE):
    Interest expense.....................................       (10,756)       (2,389)      (17,509)      (13,302)
    Insurance recovery...................................                     116,391                     468,163
    EPA Contingency Reserve..............................                     (12,500)                    (37,500)
    Other................................................        79,664           232        85,533         6,374
                                                           ------------  ------------  ------------  ------------
                                                                 68,908       101,734        68,024       423,735
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $     41,640  $      1,378  $     23,576  $    281,466
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

          See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                          -----------------------
                                                                                             1997         1996
                                                                                          -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)......................................................................  $    23,576  $  281,466
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................      163,045     227,335
    Changes in operating assets and liabilities:
    (Increase) in accounts receivable...................................................      (41,901)     (4,400)
    (Increase) decrease in inventories..................................................      126,627    (104,540)
    Decrease in prepaid assets and other current assets.................................       45,771      98,429
    Decrease in other assets............................................................       25,606       8,723
    (decrease) in accounts payable and accrued expenses.................................     (109,654)    (67,269)
    Increase in accrual for loss contingency............................................                   37,500
    Increase in security deposits.......................................................       18,808         266
                                                                                          -----------  ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................      251,878     477,510

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment...........................................     (253,357)   (186,474)
  Reduction in collateral for letter of credit..........................................       78,160
  Investment in Money Fund..............................................................     (430,657)
                                                                                          -----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES.............................................     (605,854)   (186,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt..................................................   (1,200,253)   (148,575)
  Proceeds from issuance of long-term debt..............................................    1,600,000      76,332
                                                                                          -----------  ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............................      399,747     (72,243)
                                                                                          -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................       45,771     218,793

CASH AND CASH EQUIVALENTS, beginning of period..........................................      282,491     116,617
                                                                                          -----------  ----------
CASH AND CASH EQUIVALENTS, end of period................................................  $   328,262  $  335,410
                                                                                          -----------  ----------
                                                                                          -----------  ----------

          See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies:

In 1994, the Company, following negotiations with the U. S. Justice Department, received a Memorandum of Settlement relating to an "innocent landowner defense" regarding toxic chemical contamination at a division's former site. Also, the New Jersey D.E.P. has objectively entered the negotiations to account for their portion of the Superfund expenditures. To date, the Memorandum stipulates that the United States Government ("USG") would receive $25,000 upon execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net proceeds from the sale of the property. At December 31, 1997, the Company has established an accrual for this loss contingency in the amount of $331,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       For the nine-month period ended December 31, 1997, Technology General Corporation and subsidiary had consolidated revenues of $2,318,467 and net earnings of $23,576. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

       The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month period amounted to $865,555 and $225,940, respectively, for a total of $1,091,495.

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

       Eclipse Systems's sales for the nine months ended December 31, 1997, increased $22,967 from the comparable period for 1996. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

       The Precision Metalform Division reported sales for the nine months ended December 31, 1997 and 1996 of $714,716 and $810,595, respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

       Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the nine months ended December 31, 1997 amounted to $367,865, a increase of $1,092 compared to the nine months ended December 31, 1996. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

       The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine month period ended December 31, 1997, totaled $38,365 compared to $25,167 for the comparable 1996 period, an increase of $13,198.

Liquidity

       As at December 31, 1997, current assets amounted to $1,697,290 and current liabilities totaled $461,932, reflecting a working capital of $1,235,359 and a current ratio of 3.67 to 1. There was a increase in cash flow of $45,771 for the current nine-month period mainly due to the recasting of Transbanc's mortgage for an additional $487,000 of which $431,000 was invested temporarily in the Money Market.

Results of Operations

       Product Sales. Technology General Corporation's manufacturing segment generated sales of $1,806,212 for the nine-month period ended December 31, 1997.

       Rental Sales. Total consolidated rental billings for the nine-month period ended December 31, 1997 amounted to $512,255, an increase of $97,814 over the same period for 1996.

       Gross Margin. The consolidated gross profit margin for the nine months ended December 31, 1997, was 38 percent.

       Selling, General, and Administrative Expenses. These expenses as a percent of net sales were approximately 40 percent for the nine months ended December 31, 1997.

       Interest. Total Interest expense for the nine months ended December 31, 1997 amounted to $106,128 of which $88,619 is reflected under "Cost of Rentals" and the remainder of $17,509 is shown as a separate line item within "Other Income (Expense)".

       Net Income/Loss.  The net income for the nine months ended
December 31, 1997 amounted to $23,576, an decrease of $257,890 over the comparable nine-month period in 1996. The $257,890 difference in earnings between the nine month periods is mainly due to a large insurance recovery reflected in the December 31, 1996 statement of operations.

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 1998             TECHNOLOGY GENERAL CORPORATION



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