Form 10KSB40
period 1998-03-31
TECHNOLOGY GENERAL CORP
filed 1998-07-13
CIK 768914

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10-KSB

                 [X] Annual Report Pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934

                      For the Fiscal Year Ended March 31, 1998

                  [ ] Transition Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the Transition Period From ___________________to ___________________


                            Commission File No. 2-97732


                           TECHNOLOGY GENERAL CORPORATION


    New Jersey                      22-1694294
-----------------------       ------------------------------------
State of Incorporation        I.R.S. Employer Identification No.


12 Cork Hill Road, Franklin, New Jersey           07416
--------------------------------------------   ------------
Address of Principal Executive Office          Zip Code

Registrant's Telephone No.:       (973) 827-4143
                            -------------------------------

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

                                     $3,125,041

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 1998, based on the closing bid on such day of $3/8:

                                      $999,566

     Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 1998:

                    Common:  5,521,448
                    Common Stock Class A:  126,839

     Transitional Small Business Disclosure Format:

                    Yes            No   X
                         -----        -----

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

     Technology General Corporation ("Tech Gen") is the parent company and successor to Aerosystems Technology Corporation incorporated in the State of New Jersey in 1957 which operates four (4) divisions and one (1) subsidiary.

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

EMPLOYEES

     As of March 31, 1998, the Company had approximately thirty-five (35) full-time employees. The Company does not have a union, and Management considers its employee relations to be satisfactory.

DISCUSSION OF DIVISIONS

1.   PRECISION METALFORM DIVISION:

     Sales for the current fiscal year ended March 31, 1998 decreased slightly down to $977,537, a decrease of $45,173 in revenues from the $1,022,710 recorded the previous year.

2.   ECLIPSE SYSTEMS DIVISION:

     Eclipse Systems's sales increased 5.4 percent during the past fiscal year from $1,081,493 for the fiscal year-end March 31, 1997 to $1,140,323 for the fiscal year-end March 31, 1998. This $58,830 sales increase is a direct result of continued growth in their core mixer business. Management is confident that current research and development expenditures and Eclipse's aggressive ongoing marketing programs will continue to result in increased sales and profitability. The marketing program will include the introduction of a new line of electric industrial mixers. Over the past several years, specialized "air-driven" explosion-proof industrial mixers have become a primary source of Eclipse Systems's sales, and the division anticipates continued growth in this product line. Eclipse has recently designed and developed a special line of sanitary mixers, which is expected to expand sales in the food and pharmaceutical mixer market. Military sales are anticipated to continue to be soft due to the improvement of international relations and simultaneous reduction in military budgets.

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

3.   CLAWSON MACHINE DIVISION:

     Clawson Machine manufactures a line of ice shavers and crushers used primarily in the hotel and restaurant fields. All of the models within Clawson's shaver and crusher lines have been submitted to the National Sanitation Foundation ("N.S.F.") for listing. With the exception of the Princess Chipper, all of the models have been authorized to display the N.S.F. label signifying acceptance within the food industry.

     In addition, Clawson's "Plus Crushers" (patented products) are used in conjunction with many models of ice cube makers; that is to say, Scotsman, Manitowoc, Ice-O-Matic, and others. This system provides an inline means to intercept the flow of ice cubes in order to process them as crushed ice during each ice cube harvest cycle. The "Plus Crusher" has experienced a wider degree of acceptance over the past few years.

     Because of the mandatory requirements for N.S.F. listing on all products applicable to the food and liquid industries, Clawson's products are becoming highly acceptable since Clawson is one of the few manufacturers in its category that has been awarded the N.S.F. label distinction.

     The marketing strategy for Clawson includes the listing of selected ads in The Thomas Register and selected technical journals.

     Clawson's overall sales increased $16,291 (5.5 percent) to $311,065 for the fiscal year ended March 31, 1998 compared to sales of $294,774 for the previous fiscal year ended
March 31, 1997.

     Management is confident that our aggressive marketing campaign coupled with contracts to buying groups and the introduction of new products will improve sales in the coming fiscal year.

     Clawson is continuing to investigate a variety of ice shaving and crusher systems.

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

     Precision Metalform is considered one of two major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels, and refill tubes, which make up the primary components of writing instrument assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

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

     Eclipse continues to maintain distributors to export sales in Singapore, Korea and Canada. Sales negotiations are continuing in an effort to acquire agreements to expand sales in several Asian countries.

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

     Marketing of Clawson's crushers are also done through United States distributors who provide equipment to the hotel and restaurant industries. Clawson is looking to expand sales with agreements to buying groups within the food service industry and franchise establishments that are interested in marketing N.S.F. listed products because of their wide field of acceptance and their mandatory use.

COMPETITION

     The PRECISION METALFORM DIVISION is believed to be one of two companies within the United States who supply in excess of 80 percent of the major metal components for domestic writing instrument manufacturers. Both Precision Metalform and its competitor enjoy supplying common customers depending on their needs, lead time, and selected specifications. Precision Metalform is a direct competitor with several firms engaged in the manufacture of deep drawn metal components. In this regard, Precision has found competition to be keen and subject to special fabrication capabilities and pricing strategies.

     The ECLIPSE SYSTEMS DIVISION is one of several companies in the United States and abroad engaged in the manufacture of industrial mixing equipment and spray coating systems and equipment. In recent years, the industrial mixing equipment line has accounted for the bulk of Eclipse's sales. Consequently all of Eclipse Systems's equipment is proprietary in nature and is often custom-made to the customer's own specifications. In addition, Eclipse Systems has developed over the past several years an extensive line of industrial air-driven mixers, which is used primarily where explosive atmospheres are prevalent. Many of these mixers are currently sold through various distributors throughout the United States. Because the bulk of Eclipse Systems's mixers are custom-made, Eclipse enjoys a market that is not subject to strong competition.

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

CURRENT OPERATING ENVIRONMENT:

     The consolidated statement of operations for the current fiscal year ended March 31, 1998 reflects a net loss of $124,265 as a result of an obsolete inventory write-off applicable to the Eclipse Systems Division. In addition, $22,500 was attributed to the issuance of common stock to key employees under a stock option plan applicable to performance over a 5-year period.

     TECHNOLOGY GENERAL currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total rental revenues are projected to be $150,000 for the fiscal year ended March 31, 1999 as compared to $143,576 for the current fiscal year ended March 31, 1998.

     The AEROSYSTEMS DIVISION is currently leasing space at its Franklin, New Jersey location where a Superfund project cleanup restored the property. The refurbished portion of the plant located there is presently leased to two (2) tenants. Total rental revenue generated at the Aerosystems facility during the fiscal year ended March 31, 1998 was $48,953.

     TRANSBANC INTERNATIONAL INVESTORS CORPORATION, a 100 percent owned real estate operation, has established a substantial rental income base developed from five (5) industrial tenants, and is expected to maintain rental revenues of approximately $500,000 through March 31, 1999. The earnings potential of Transbanc is expected to remain strong due to the commitment by management in maintaining and improving this facility; during the fiscal year ended March 31, 1998, over $90,000 (exclusive of repairs) was spent on improvements to the building.

     In summary of the above leases, the grand total of rental revenue generated by the Company as at March 31, 1998 was $696,116 as compared to the previous year at March 31, 1997 of $567,855, which represents a significant increase over 1997 amounting to $128,261 or a gain of 23 percent.

     Although the Company still has not completely settled its environmental claims stemming from a former site occupied in the early 1960's and 1970's (see
Item 3 for further details), the Company has continued its settlement discussions with the Federal Government, which includes a portion of the claim as it is applicable to the New Jersey Department of Environmental Protection. The Company will continue to seek a settlement that will be structured in such a way as to allow the Company to meet the cash flow requirement to liquidate this claim on an orderly basis. In conjunction with this effort, various company insurance carriers have been put on notice, and Management is reviewing the possibilities of engaging an environmental law firm which specializes in such matters for the purpose of seeking recovery under its catastrophic portion of its prior policies.

     The following summarizes Management's plans which, if successful and if implemented on a timely basis, could give the Company the ability to substantially improve its operating income base:

1. Continue to evaluate its marketing strategies for the sales of its products in all divisions.

2. Aggressively pursue new sales for Eclipse's new electric mixer line to supplement sales of its air-driven mixer line.

3. Continue to pursue legal permits necessary to pave the way for developing 15 new industrial sites known as the Company's Franklin Corporate Campus.

4. Maintain an aggressive program to monitor and control operating costs in an effort to maintain operational overhead at its lowest possible level with fully effective management.

5. Continue to negotiate an equitable settlement concerning its environmental matters so that advancement of the Company's objectives can be achieved.

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

SIGNIFICANT CUSTOMERS

     For the year ended March 31, 1998, the Clawson Division had sales of $48,705 to two (2) major customers which accounted for 15 percent of the total sales of $311,065.

     One major customer accounted for $450,047 or 39 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

     The Precision Metalform Division has two customers which together represent 64 percent of Precision Metalform's total sales. Sheaffer Pen represents 28 percent, and Accutec, Inc. represents 36 percent. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased to two (2) tenants and is expected to generate $150,000 in rental revenues for the fiscal year ended March 31, 1999.

     The Company also owns an industrial site in Franklin, New Jersey comprising 106 acres, which has been approved for 15 planned plant sites. This site includes an 86,000 gallon per day sewer allocation and has a main water line installed through the property.

     Adjoining this acreage is a 107,000 square foot industrial building located on Munsonhurst Road owned by the Company's subsidiary, Transbanc. This facility is fully leased to various business interests.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been partially restored and is presently occupied by two (2) tenants. The Division is currently seeking to sell or lease this building. (See Environmental Matters.)

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government ("U.S.G.") would receive $25,000 upon the execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the U.S.G. would receive 60 percent of the net rental income derived from the property and 60 percent of the net proceeds from the sale of the property. The Company has requested a re-negotiation of the settlement terms.

     In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of March 31, 1998, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1998, this counter-proposal was being evaluated. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

     In July of 1997, the New Jersey Department of Environmental Protection ("D.E.P.") instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraphs. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the D.E.P. seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances.

     As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process, and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

OTHER LEGAL MATTERS

     The Company is a party to a litigation in which a judgment was awarded against a predecessor of the Company for approximately $170,000 (as of October of 1996) plus continuing fines, interest, and penalties as permitted by the Rhode Island Court. Management intends to vigorously defend itself in this matter.

     At March 31, 1998, the Company has accrued $625,000 which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of the above-mentioned litigations.

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


                                             Common Stock
                                             ------------
                                                  Bid
                                                  ---
Fiscal Year Ended March 31, 1998             High      Low
--------------------------------             ----      ---
First Quarter                                3/16      1/16
Second Quarter                               5/8       1/2
Third Quarter                                1/2       3/8
Fourth Quarter                               5/16      3/8


                                             Common Stock
                                             ------------
                                                  Bid
                                                  ---
Fiscal Year Ended March 31, 1998             High      Low
--------------------------------             ----      ---

First Quarter                                3/16      1/16
Second Quarter                               1/2       1/16
Third Quarter                                5/16      1/16
Fourth Quarter                               3/16      1/8


STOCK QUOTATIONS

     The above quotations were reported by the Electronic Bulletin Board for over-the-counter stocks.

HOLDERS

     The approximate number of holders of Common Stock of record of the Corporation on March 31, 1998 was 459. As of
March 31, 1998, the number of holders of Common Stock Class A was 16.

DIVIDENDS

     The Company has not paid any cash dividends since its inception, and the Board of Directors does not contemplate doing so in the near future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

FORWARD LOOKING STATEMENTS

     The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; and statements regarding the levels of increased sales. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1998 was $1,190,492 and the current ratio was
3.71 to 1. The increase in working capital of $362,071 over that of the previous year is mainly a result of the Company increasing its long-term debt by restructuring its mortgage. Excess funds available from the mortgage moneys have been set aside primarily for contemplated expansion of Transbanc's building to meet tenant requirements.

     Net cash flow from operations for the fiscal year ended March 31, 1998 amounted to $253,103, a $296,228 decrease from the $549,331 reported for the fiscal year ended March 31, 1997. The decrease in inventory and accounts payable and the increase in other accounted for a major portion of this year's cash flows from operations. Net income of $89,980 and depreciation of $274,544 accounted for the major portion of last year's cash flow from operations.

RESULTS OF OPERATIONS (CONSOLIDATED)

     The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 1998 and March 31, 1997. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.


                                               1998           1997
                                             --------       --------
Revenue:
  Product Sales                              $2,428,925     $2,398,977
  Rental Income                                 696,116        567,855
                                             ----------     ----------

                                              3,125,041      2,966,832
Costs and Expenses:
  Cost of Product Sales                       1,608,972      1,545,966
  Cost of Rentals                               337,641        328,201
  Selling, General, and Administrative        1,601,165      1,231,947
                                             ----------     ----------

                                              3,547,778      3,106,114
                                             ----------     ----------

Loss From Operations                           (422,737)      (139,282)

Other Income                                     79,472        293,262
                                             ----------     ----------

Income (Loss) Before Income Tax
  Expense (Benefit)                            (343,265)       153,980

Income Tax Expense (Benefit)                   (219,000)        64,000
                                             ----------     ----------

Net Income (Loss)                            $ (124,265)    $   89,980

Net Income (Loss) Applicable to
  Common Shareholders                        $    (.02)     $      .02

Current Ratio                                     3.71            2.4

Weighted Average Number of Common
Shares Outstanding Used in Computing
Basic and Diluted Earnings (Loss)
Per Common Share                              5,720,350      5,702,350


YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997 (SEE DESCRIPTION OF BUSINESS - DISCUSSION OF DIVISIONS)

     Technology General Corporation generated consolidated revenues of $3,125,041 and $2,966,832 for the years ended March 31, 1998 and 1997, respectively. The manufacturing divisions' sales for 1998 were $2,428,925, an increase of $29,948 over the $2,398,977 sales reported for 1997. The Eclipse Systems Division increased their sales a total of $58,830 from $1,081,493 in 1997 to $1,140,323 in 1998. The Clawson Machine Division also increased sales to $311,065 for the current year from $294,774 reported in 1997, an increase of $16,291. Precision Metalform's sales decreased $45,173 from $1,022,710 in 1997 to $977,537 in 1998.

     Rental revenues increased $128,261 or 23 percent to $696,116 in 1998 compared to $567,855 in 1997. A significant increase over 1997 in rental revenues amounting to $99,371 was recorded by Technology General Corporation while Transbanc International Investors Corporation and the Aerosystems Technology Division increased their rental revenues $16,569 and $12,321, respectively.

     During the year, the Precision Metalform Division continued to diversify its line of deep draw products by searching out a broad range of customers utilizing deep draw products for a variety of purposes. This effort is intended to offset the continuing decline of the line of writing instruments components resulting from higher levels of Asian imports. Items related to lines other than cosmetic and writing instruments generally command higher price components due to the specialty of the items involved with comparable improvements in profitability.

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

     After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net loss of $161,395 before provision for income taxes. In 1997, the manufacturing divisions had a combined net income of $134,764. This $296,159 difference was mainly the result of insurance proceeds received as a result of losses sustained in a fire exceeding the cost of replacements, repairs, and renovation to the damaged or destroyed assets in the fiscal year ended March 31, 1997.

     The current fiscal year's net loss from the Company's rental entities after management fees but before income taxes totaled $181,870, an increase of $128,528 compared to the previous fiscal year's loss of $53,342. The overall increase in rental entities' losses were attributable to an increase in the contingency loss reserve, which was partially offset by an increase in rental revenues of $128,261. In addition, the 1998 figures reflect other income of approximately $80,000.

YEAR 2000 COMPLIANCE

     The Company has been evaluating proposals for the conversion of its computer software for the year 2000 and anticipates expenditures will be in the neighborhood of $30,000 to accomplish this.

NEWLY ISSUED ACCOUNTING STANDARD

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

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

     CHARLES J. FLETCHER (age 75) was the founder of Aerosystems Technology Corporation prior to its merger with the Company and has been its President and a Director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the U.S.N.R. (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several U. S. patents. In 1993, he was inducted into the New Jersey Inventors Hall of Fame and declared the original inventor of the Hovercraft.

     JEFFREY C. FLETCHER (age 44) is President of the Deep Draw Division. He has been associated with the Deep Draw Division since its inception, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and Helen S. Fletcher. He is also a Director of the subsidiary.

     HELEN S. FLETCHER (age 69) served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1953, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Secretary and Treasurer.

     DARREN ELG (age 45) is President of the Eclipse Systems and Clawson Machine Divisions and is an Engineering graduate holding a B.S.C.E. from Georgia Institute of Technology. He came to Eclipse Systems with a diversified background in Engineering, Management, and Sales. He was formerly employed by Interpace Corporation with engineering responsibilities.
He managed a staff of project engineers as well as coordinated procurement of materials and manufacturing for highly technical systems and projects.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 1998, to each of the named executive officers of the Registrant.

                                 Executive Capacity
                                 ------------------

Name                     Position
----                     --------
Charles J. Fletcher      President, Chairman of the Board

Jeffrey C. Fletcher      Executive Vice President, Director

Helen S. Fletcher        Secretary/Treasurer, Director

Darren Elg               Director

                                    Compensation
                                    ------------

Name of Individual                                          Cash
------------------                                          ----
or Group                 Capacity in Which Served           Compensation
--------                 ------------------------           ------------

Charles J. Fletcher      President/Chrm. of Board           $161,380

No other executive officer receives compensation in excess of $100,000.

(1) The Company owns automobiles for four Executive officers. The cars were used primarily for business purposes.

(2)  None of the Executive officers have employment agreements with the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of March 31, 1998, certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.


Name & Address           Number of Shares    Number of Shares    Percentage
--------------           ----------------    ----------------    ----------
Beneficial Owner         of Common Stock     of Class A Stock    Beneficial
----------------         ---------------     ----------------    ----------
or Identity of           Beneficially        Beneficially        Ownership
--------------           ------------        ------------        ---------
Group                    Owned               Owned
-----                    -----               -----
Charles J. Fletcher(1)          1,357,500              25,000         24.4%
7 Valley Road
Sparta, NJ 07871

Jeffrey C. Fletcher(2)            422,439              20,000          7.8%
82 Birch Parkway
Sparta, NJ 07871

Helen S. Fletcher((3)           1,065,500                             20.3%
7 Valley Road
Sparta, NJ 07871

Darren Elg(4)                      10,500              30,000            0%
11 Tudor Hill Drive
Sussex, NJ 07461

Evelyn Padalino                   382,916                              5.8%
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
          Notes to Consolidated Financial Statements (F-7-16)

          2.   EXHIBITS

          Description                        Incorporation by reference -
          -----------                        ----------------------------
                                                 Previous Designation
                                                 --------------------
          Certificate of Incorporation                     *
          Voting Trust Agreement                           *
          By-Laws                                          *
          Specimen of Stock Certificate
            (Common)                                       *
          Specimen of Stock Certificate
            (Class A Common)                               *
          Statement Regarding Computation
            of Per Share Earnings                          **

          *Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23,1987 (SEC File No. 2-97732).

          **See Consolidated Financial Statements.

     (b)  Reports on Form 8K - None

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Franklin, State of New Jersey, on the 7th day of July, 1998.

                                       TECHNOLOGY GENERAL CORPORATION


                                       By: /s/ Charles J. Fletcher
                                          --------------------------------------
                                          Charles J. Fletcher, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                     Title                         Date
---------                     -----                         ----

/s/ Charles J. Fletcher       President/Chairman of         July 7, 1998
-------------------------     the Board
Charles J. Fletcher


/s/ Jeffrey C. Fletcher       Executive Vice President/     July 7, 1998
-------------------------     Director
Jeffrey C. Fletcher


/s/ Helen S. Fletcher         Secretary/Treasurer           July 7, 1998
-------------------------     Director
Helen S. Fletcher

/s/ Darren A. Elg             Director                      July 7, 1998
-------------------------
Darren A. Elg


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECHNOLOGY GENERAL CORPORATION


                                        /s/ Charles J. Fletcher,
                                        ----------------------------------------
                                        Charles J. Fletcher,
                                        President, Chief Executive Officer,
                                        Chairman of the Board


                                        /s/ Helen S. Fletcher
                                        ----------------------------------------
                                        Helen S. Fletcher
                                        Secretary/Treasurer
Date:  July 7, 1998

                            TECHNOLOGY GENERAL CORPORATION
                                    AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                            INDEPENDENT AUDITORS' REPORT

                                    March 31, 1998

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

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEET                                       F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5-F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7-F-16

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
 Technology General Corporation


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Technology General Corporation and Subsidiary at March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.




Roseland, New Jersey
June 23, 1998

                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEET
                                    March 31, 1998


                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $  804,090
     Accounts receivable, net of allowance for
      doubtful accounts of $5,000                                     353,612
     Inventories                                                      368,499
     Deferred tax asset                                                21,000
     Prepaid expenses and other current assets                         82,801
                                                                   ----------
          Total current assets                                     $1,630,002

PROPERTY, PLANT AND EQUIPMENT, net                                  2,165,440

OTHER ASSETS:
     Goodwill, less accumulated amortization of $55,497                36,995
     Deferred tax asset                                               334,000
     Other                                                             57,829
                                                                   ----------
                                                                      428,824
                                                                   ----------
                                                                   $4,224,266
                                                                   ----------
                                                                   ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Long-term debt, current portion                               $   51,205
     Accounts payable                                                 231,796
     Accrued expenses and other                                       156,509
                                                                   ----------
          Total current liabilities                                $  439,510

LONG-TERM LIABILITIES:
     Long-term debt, less current portion                           1,571,197
     Other                                                            600,000
     Security deposits                                                 74,316
                                                                   ----------
                                                                    2,245,513
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value, 1 vote per share,
      authorized 30,000,000 shares, issued 5,522,228 shares,
      outstanding 5,521,448 shares                                      5,572
     Class A common stock, $.001 par value, .1 vote per share,
      authorized 15,000,000 shares, issued and outstanding
      126,839 shares                                                      167
     Capital in excess of par value                                 2,399,082
     Accumulated deficit                                             (865,338)
                                                                   ----------
                                                                    1,539,483
     Less treasury stock, at cost, 780 shares                            (240)
                                                                   ----------

          Total stockholders' equity                                1,539,243
                                                                   ----------

                                                                   $4,224,266
                                                                   ----------
                                                                   ----------

             See accompanying notes to consolidated financial statements.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years Ended March 31, 1998 and 1997

                                                                      1998                1997
                                                                  -----------         -----------
REVENUES:
     Product sales                                                $ 2,428,925         $ 2,398,977
     Rentals                                                          696,116             567,855
                                                                  -----------         -----------
                                                                    3,125,041           2,966,832
                                                                  -----------         -----------
COSTS AND EXPENSES:
     Cost of product sales                                          1,608,972           1,545,966
     Cost of rentals                                                  337,641             328,201
     Selling, general and administrative expenses                   1,601,165           1,231,947
                                                                  -----------         -----------
                                                                    3,547,778           3,106,114
                                                                  -----------         -----------

LOSS FROM OPERATIONS                                                 (422,737)           (139,282)
                                                                  -----------         -----------
OTHER INCOME (EXPENSE):
     Interest income                                                   16,385              13,183
     Interest expense                                                 (13,006)            (15,945)
     Other                                                             76,093                 904
     Insurance recovery                                                                   295,120
                                                                  -----------         -----------
                                                                       79,472             293,262
                                                                  -----------         -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                    (343,265)            153,980

INCOME TAX EXPENSE (BENEFIT)                                         (219,000)             64,000
                                                                  -----------         -----------

NET INCOME (LOSS)                                                 $  (124,265)        $    89,980
                                                                  -----------         -----------
                                                                  -----------         -----------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                  $      (.02)        $       .02
                                                                  -----------         -----------
                                                                  -----------         -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 EARNINGS (LOSS) PER COMMON SHARE                                   5,720,350           5,702,350
                                                                  -----------         -----------
                                                                  -----------         -----------

          See accompanying notes to consolidated financial statements.

                                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Years Ended March 31, 1998 and 1997

                                                      Class A
                                 Common Stock       Common Stock      Capital in                 Treasury Stock
                               ----------------   ----------------    Excess of   Accumulated   ---------------
                               Shares    Amount   Shares    Amount    Par Value     Deficit     Shares    Amount     Total
                               ------    ------   ------    ------    ---------     -------     ------    ------     -----
BALANCES, March 31, 1996     5,490,228   $5,490  157,839     $158     $2,376,486   $(831,053)    780     $(240)    $1,550,841

ISSUANCE OF CLASS A
 COMMON STOCK                                      1,000        1            186                                          187

NET INCOME                                                                            89,980                           89,980
                             ---------   ------  -------     ----     ----------   ---------     ---     -----     ----------

BALANCES, March 31, 1997     5,490,228    5,490  158,839      159      2,376,672    (741,073)    780      (240)     1,641,008

COMMON STOCK TO BE ISSUED       50,000       50   40,000       40         22,410                                       22,500

TRANSFER OF SHARES              32,000       32  (32,000)     (32)

NET LOSS                                                                            (124,265)                        (124,265)
                             ---------   ------  -------     ----     ----------   ---------     ---     -----     ----------

BALANCES, March 31, 1998     5,572,228   $5,572  166,839     $167     $2,399,082   $(865,338)    780     $(240)    $1,539,243
                             ---------   ------  -------     ----     ----------   ---------     ---     -----     ----------
                             ---------   ------  -------     ----     ----------   ---------     ---     -----     ----------


                 See accompanying notes to consolidated financial statements.

                        TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended March 31, 1998 and 1997

                                                                      1998                1997
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  (124,265)        $    89,980
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                    228,803             274,544
     Provision for doubtful accounts                                    4,000
     Deferred income tax expense (benefit)                           (219,000)             64,000
     Issuance of Class A common stock for services                                            187
     Common stock to be issued for services                            22,500
     Increase (decrease) in cash attributable to
      changes in operating assets and liabilities:
         Accounts receivable                                          (12,117)             59,558
         Inventories                                                  143,492              (6,362)
         Prepaid expenses and other current assets                     26,872              40,660
         Other assets                                                 (16,443)             (5,299)
         Accounts payable                                             (83,350)             26,699
         Accrued expenses and other                                    (3,551)             (7,945)
         Other                                                        269,000
         Security deposits                                             17,162              13,309
                                                                  -----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             253,103             549,331
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (268,762)           (272,263)
  Receipts from cash collateral account for letters of credit         165,000
                                                                  -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                (103,762)           (272,263)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          1,600,000              14,360
  Principal payments on long-term debt                             (1,227,742)           (125,554)
                                                                  -----------         -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   372,258            (111,194)
                                                                  -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 521,599             165,874

CASH AND CASH EQUIVALENTS, beginning of year                          282,491             116,617
                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                            $   804,090         $   282,491
                                                                  -----------         -----------
                                                                  -----------         -----------


               See accompanying notes to consolidated financial statements.

                        TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                            Years Ended March 31, 1998 and 1997


                                                                       1998                1997
                                                                     --------            --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION, cash paid during the year for interest                 $136,318            $134,950
                                                                     --------            --------
                                                                     --------            --------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITY, debt issuance for equipment purchase        $   -               $ 20,030
                                                                     --------            --------
                                                                     --------            --------








               See accompanying notes to consolidated financial statements.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  NATURE OF BUSINESS:

          Technology General Corporation is a manufacturer of deep-drawn metal-formed products, a manufacturer of ice crushing and shaving equipment and a manufacturer and distributor of spray coating and industrial mixer systems, and sells its products to a wide variety of users primarily throughout the United States. Its subsidiary (Transbanc International Investors Corporation) owns and leases to various tenants a 107,000 square foot commercial building in Franklin, New Jersey.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Technology General Corporation and its wholly-owned subsidiary, Transbanc International Investors Corporation, (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and a highly liquid investment account with a maturity of 90 days or less from the purchase date and, at times, exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

          INVENTORIES - Inventories, which include material, labor and overhead costs, are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization primarily using the straight-line method over the estimated useful lives of the various assets as follows:

                        ASSET                     ESTIMATED USEFUL LIVES
                        -----                     ----------------------

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

          GOODWILL - Goodwill is being amortized on a straight-line basis over its estimated useful life of 20 years.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

          INCOME (Loss) PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
          128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period income information has been restated as required by SFAS No. 128. The restatement had no effect on previously reported income per share.

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

          RECLASSIFICATIONS - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          NEWLY ISSUED ACCOUNTING STANDARD - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.


NOTE 3 -  INVENTORIES:

          Inventories consist of the following at March 31, 1998:

               Purchased parts and raw materials       $   259,683
               Work-in-process                              15,840
               Finished goods                               92,976
                                                       -----------

                                                       $   368,499
                                                       -----------
                                                       -----------


NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consist of the following at March 31, 1998:

               Land                                   $  365,314
               Land improvements                         159,114
               Building and improvements               3,778,698
               Machinery and equipment                 1,481,589
               Furniture and fixtures                     49,308
               Office equipment                          100,817
               Transportation equipment                  113,325
                                                      ----------
                                                       6,048,165
               Less accumulated depreciation
                 and amortization                      3,882,725
                                                      ----------

                                                      $2,165,440
                                                      ----------
                                                      ----------

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

          A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection.

          At March 31, 1998, property, plant and equipment includes $23,824 and accumulated amortization includes $12,615 related to an asset recorded under a capital lease.

NOTE 5 -  LONG-TERM DEBT:

          The following is a summary of long-term debt at March 31, 1998:

          Line of credit, due on demand or January 31,
           1999 if no demand is made, providing for
           maximum borrowing of $15,000 with interest
           due quarterly at the base rate (9.25% at
           March 31, 1998), as defined in the agreement,
           plus 1%                                               $    8,120

          Mortgage note payable in monthly installments
           of $13,855, including interest at 8.47% per annum,
           through October 15, 2007, at which time the
           remaining principal balance is due, and
           collateralized by first mortgages on the
           Company's real estate holdings and the assignment
           of leases and rents from its rental operations         1,589,645

          Obligation under capital lease, payable in monthly
           installments of $598 through September 1999                9,848

          Equipment loan payable in monthly installments
           of $401, including interest at 7.5% per annum,
           through September 2001 and collateralized by
           certain transportation equipment                          14,789
                                                                 ----------
                                                                  1,622,402
          Less current portion                                       51,205
                                                                 ----------

                                                                 $1,571,197
                                                                 ----------
                                                                 ----------

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -  LONG-TERM DEBT (CONTINUED):

          Future aggregate principal maturities by year are as follows:

               Year ending March 31:
                      1999                        $    51,205
                      2000                             43,374
                      2001                             43,373
                      2002                             44,701
                      2003                             46,072
               Thereafter                           1,393,677
                                                  -----------

                                                  $ 1,622,402
                                                  -----------
                                                  -----------

          The Company also has available a commercial letter of credit with its bank. At March 31, 1998, there were no outstanding amounts.

NOTE 6 -  ACCRUED EXPENSES AND OTHER:

          Accrued expenses and other are comprised of the following at March 31, 1998:

               Payroll and related                $    34,169
               Interest                                12,675
               Real estate taxes                        9,930
               Insurance                               40,147
               Professional fees                       25,000
               Other                                   34,588
                                                  -----------

                                                  $   156,509
                                                  -----------
                                                  -----------

NOTE 7 -  STOCKHOLDERS' EQUITY:

          The Company has granted options to purchase 50,000 shares of its common stock and 40,000 shares of its Class A common stock, with an exercise price of nil, to certain key employees pursuant to a non-qualified employee stock option plan. These shares are earned by the employees at the rate of 20% per year beginning April 1, 1994. At March 31, 1998, 72,000 shares are vested to employees covered by this plan. In April 1998, the Company issued an aggregate of 90,000 shares of its common stock and Class A common stock, pursuant to the Stock Option Plan, to the key employees. The excess of the fair value of these shares over the options' exercise price has been charged to expense.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - LEASES:

          The Company is the lessor under operating leases which expire in various years through 2003.

          Aggregate future minimum rentals to be received under noncancelable leases as of March 31, 1998 are approximately as follows:

               Year ending March 31:
                      1999                        $   683,000
                      2000                            581,000
                      2001                            546,000
                      2002                            489,000
                      2003                            171,000
                                                  -----------

                                                  $ 2,470,000
                                                  -----------
                                                  -----------

NOTE  9 - INCOME TAX EXPENSE (BENEFIT):

          The provision for income tax expense (benefit) in the accompanying consolidated statements of operations consists of the following deferred federal and state income taxes for the years ended March 31, 1998 and 1997:

                                             1998           1997
                                        ------------   ------------
               Deferred:
                 Federal                $   (178,000)  $     50,000
                 State                       (41,000)        14,000
                                        ------------   ------------

                                        $   (219,000)  $     64,000
                                        ------------   ------------
                                        ------------   ------------

          Income tax expense (benefit) differs from income taxes computed at the federal statutory rate primarily because of the effect of changes in the valuation allowances.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - INCOME TAX EXPENSE (BENEFIT) (CONTINUED):

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                  March 31, 1998

                                          Federal       State       Total
                                        -----------  -----------  -----------

Tax benefit attributable to:
  Net operating loss carryforward       $   135,000  $     1,000  $   136,000
  Litigation contingency reserve            194,000       56,000      250,000
  Depreciation                              (34,000)     (10,000)     (44,000)
  Inventories and other                       6,000        7,000       13,000
                                        -----------  -----------  -----------

                                        $   301,000  $    54,000  $   355,000
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------

                                                  March 31, 1997

                                          Federal       State       Total
                                        -----------  -----------  -----------
Tax benefit attributable to:
  Net operating loss carryforward       $   143,000  $      -     $   143,000
  Litigation contingency reserve            109,000       30,000      139,000
  Depreciation                              (46,000)     (13,000)     (59,000)
  Inventories and other                       8,000        5,000       13,000
                                        -----------  -----------  -----------
                                            214,000       22,000      236,000
  Less valuation allowance                   91,000        9,000      100,000
                                        -----------  -----------  -----------
                                        $   123,000  $    13,000  $   136,000
                                        -----------  -----------  -----------
                                        -----------  -----------  -----------

          At March 31, 1998, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $436,000 and $9,000, respectively, which expire beginning in 2007.

NOTE 10 - SEGMENT INFORMATION:

          Information relative to the Company's business segments is as follows:

                                                     Years Ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
     Product sales:
       Deep-drawn metal-formed products           $    977,537   $  1,022,710
       Spray coating and industrial mixer systems    1,140,323      1,081,493
       Ice crushing and shaving equipment              311,065        294,774
       Rental                                          696,116        567,855
                                                  ------------   ------------
                                                  $  3,125,041   $  2,966,832
                                                  ------------   ------------
                                                  ------------   ------------

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONTINUED):

                                                     Years Ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
Operating profit (loss):
  Deep-drawn metal-formed products                $     29,914   $    166,296
  Spray coating and industrial mixer systems           184,558        162,119
  Ice crushing and shaving equipment                     2,417         25,289
  Rental                                               169,720        103,394
                                                  ------------   ------------
                                                       386,609        457,098
  Less unallocated general corporate charges           809,346        596,380
                                                  ------------   ------------
                                                  $   (422,737)  $   (139,282)
                                                  ------------   ------------
                                                  ------------   ------------

                                                           March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
Identifiable assets:
  Deep-drawn metal-formed products                $    481,577   $    592,750
  Spray coating and industrial mixer systems           337,715        430,416
  Ice crushing and shaving equipment                   126,082        116,917
  Rental                                             1,619,683      1,088,861
  General corporate                                  1,659,209      1,525,568
                                                  ------------   ------------
                                                  $  4,224,266   $  3,754,512
                                                  ------------   ------------
                                                  ------------   ------------

                                                     Years Ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
Depreciation and amortization:
  Deep-drawn metal-formed products                $     81,675   $     82,791
  Spray coating and industrial mixer systems            13,324          9,579
  Ice crushing and shaving equipment                     1,011            882
  Rental                                                63,255        112,656
  General corporate                                     69,538         68,636
                                                  ------------   ------------
                                                  $    228,803   $    274,544
                                                  ------------   ------------
                                                  ------------   ------------

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION (CONTINUED):

                                                     Years Ended March 31,
                                                  ---------------------------
                                                      1998           1997
                                                  ------------   ------------
     Capital additions:
       Deep-drawn metal-formed products           $     35,683   $     47,804
       Spray coating and industrial mixer systems       15,105         32,926
       Rental                                          113,500        105,320
       General corporate                               104,474        106,243
                                                  ------------   ------------

                                                  $    268,762   $    292,293
                                                  ------------   ------------
                                                  ------------   ------------

          The Company's deep-drawn metal-formed products segment had sales to one major customer in 1998 and 1997 of approximately $350,000 and $341,000, respectively. The spray coating and industrial mixer systems segment had sales to one major customer of approximately $450,000 and $376,000 in 1998 and 1997, respectively. In addition, at March 31, 1998, accounts receivable from these customers were approximately $121,000.

          The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 1998 and 1997 of approximately $184,000 and $274,000, respectively. The ice crushing machines segment had purchases from one major supplier in 1998, of approximately $86,000. The spray coating and industrial mixer systems segment had purchases from two major suppliers of approximately $271,000 and $349,000 in 1998 and 1997, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

          On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government (USG) would receive $25,000 upon the execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60% of the net rental income derived from the property and 60% of the net proceeds from the sale of the property. The Company has requested a renegotiation of the settlement terms. In March 1997, the Company made a counter-proposal to the USG seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase. As of March 31, 1998, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1998, this counter-proposal was being evaluated by the USG. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

          In July 1997, the New Jersey Department of Environmental Protection
          (DEP) instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraph. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 1997, the DEP had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

          The Company is a party to litigation in which a judgement was awarded against a predecessor of the Company for approximately $170,000 (as of October 1996), plus continuing fines, interest and penalties as permitted by the Rhode Island Court. Management intends to vigorously defend itself in this matter.

          At March 31, 1998, the Company has accrued $625,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

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

NOTE 12 - INSURANCE RECOVERY:

          During the year ended March 31, 1997, there was a fire at the Company's deep-drawn metal-formed products division, which was accidentally started by a roofing contractor, resulting in fire, smoke and water damage to both the building and inventories. The Company received proceeds of approximately $424,000 for reimbursement of building damage, machinery and equipment, inventories and emergency cleanup resulting in a gain of approximately $295,000. The Company has filed a claim with its insurer for production losses resulting from this fire. As of March 31, 1998, this claim is still pending and no provision for this claim has been provided in the accompanying consolidated financial statements.