Form 10QSB
period 1998-09-30
TECHNOLOGY GENERAL CORP
filed 1998-11-10
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report



  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
----     1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
------

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

As of September 30, 1998, the Registrant had 5,521,448 shares of Common Stock outstanding and 126,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I.           Financial Information

         Item 1.           Consolidated Financial Statements (unaudited)

                           Consolidated Balance Sheet - September 30, 1998            3

                           Consolidated Statement of Operations
                           for the six months ended
                           September 30, 1998 and 1997                                4

                           Consolidated Statement of Cash Flows
                           for the six months ended
                           September 30, 1998 and 1997                                5

                           Notes to Consolidated Financial Statements                 6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation                                                 7 - 8

Signatures                                                                             9

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................................... $794,102
  Accounts receivable, net of allowance for
  doubtful accounts of $5,000 .......................................................................  453,578
  Inventories .......................................................................................  243,828
  Deferred tax asset ................................................................................   21,000
  Prepaid expenses and other current assets .........................................................   73,267
      Total current assets ..........................................................................1,585,775

PROPERTY, PLANT AND EQUIPMENT, less accumulated
depreciation and amortization of $3,981,284 .........................................................2,124,856

OTHER ASSETS:
  Deferred tax asset ................................................................................  334,000
  Other                                                                                                 88,173
      Total other assets ............................................................................  422,173

                                                                                                    $4,132,804

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt ...........................................................     $72,064
  Accounts payable and accrued expenses ..........................................................     319,968
      Total current liabilities ..................................................................     392,032

LONG - TERM DEBT:
  Long-term obligations, net of current maturities ...............................................   1,555,192
  Reserve for contingency ........................................................................     600,000
  Security deposits ..............................................................................      74,316
      Total long - term debt .....................................................................   2,229,508

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228
  shares, outstanding 5,489,448 shares ..........................................................        5,572
  Class A common stock,$.001 par value, .1 vote
  per share, authorized 15,000,000 shares, issued and
  outstanding 158,839 shares .....................................................................         167
  Additional paid-in-capital .....................................................................   2,399,083
  Accumulated deficit ............................................................................    (893,318)
                                                                                                     ---------
                                                                                                     1,511,504


  Less treasury stock, at cost, 780 shares .......................................................        (240)
                                                                                                     ---------
      Total stockholders' equity .................................................................   1,511,264

                                                                                                    $4,132,804
                                                                                                     ---------
                                                                                                     ---------


           See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended                      Six Months Ended
                                                                       September 30                          September 30

                                                                   1998            1997                   1998             1997
                                                                   ----            ----                   ----             ----
REVENUES:
  Product sales ............................................   $689,869        $519,436             $1,260,490       $1,189,092
  Rentals ..................................................    196,791         173,182                377,534          324,478
                                                               --------        --------             ----------       ----------
                                                                886,660         692,618              1,638,024        1,513,570

COSTS AND EXPENSES:
  Cost of product sales ....................................    432,999         358,821                817,268          765,781
  Cost of rentals ..........................................     71,858          70,585                184,285          166,903
  Selling,general and administrative expenses ..............    378,054         310,498                676,154          598,066
                                                               --------        --------             ----------       ----------
                                                                882,911         739,904              1,677,707        1,530,750
                                                               --------        --------             ----------       ----------
INCOME (LOSS) FROM OPERATIONS ..............................      3,749         (47,286)               (39,683)         (17,180)

OTHER INCOME (EXPENSE):
  Interest expense .........................................     (1,573)         (4,213)                (2,396)          (6,753)
  Interest Income ..........................................        508                                  8,397
  Other ....................................................      5,255           4,039                  5,700            5,869
                                                               --------        --------             ----------       ----------
                                                                  4,190            (174)                11,701             (884)
                                                               --------        --------             ----------       ----------
NET LOSS ...................................................     $7,939        ($47,460)              ($27,982)        ($18,064)
                                                               --------        --------             ----------       ----------
                                                               --------        --------             ----------       ----------



          See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Six Months Ended September 30, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                               Six Months Ended
                                                                                                  September 30
                                                                                               1998            1997
                                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss) ..............................................................          ($27,982)       ($18,064)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..............................................           101,636          95,374
     Changes in operating assets and liabilities:
      (Increase) Decrease in accounts receivable ................................           (99,966)         10,726
     (Increase) Decrease in inventories .........................................           124,671         100,617
     (Increase) Decrease in prepaid assets and other current assets .............             9,534          68,107
     (Increase) Decrease in other assets ........................................             6,651          11,246
     Increase (Decrease) in accounts payable and accrued expenses ...............           (68,337)       (218,398)
     Increase (Decrease) in security deposits ...................................                 0          17,158
                                                                                      --------------  --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................            46,207          66,766

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment ...................................           (57,977)       (212,911)
  Reduction in collateral for letter of credit                                                               78,160
                                                                                      --------------  --------------
        NET CASH USED IN INVESTING ACTIVITIES ...................................           (57,977)       (134,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt ..........................................           (36,322)        (83,890)
  Proceeds from issuance of notes payable .......................................            38,104         132,589
                                                                                      --------------  --------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....................             1,782          48,699
                                                                                      --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................            (9,988)        (19,286)

CASH AND CASH EQUIVALENTS, beginning of period ..................................           804,090         282,491
                                                                                      --------------  --------------

CASH AND CASH EQUIVALENTS, end of period ........................................          $794,102        $263,205
                                                                                      --------------  --------------
                                                                                      --------------  --------------



      See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Commitments and Contingencies:
-----------------------------
                  On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government ("U.S.G.") would receive $25,000 upon the execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the U.S.G. would receive 60 percent of the net rental income derived from the property and 60 percent of the net proceeds from the sale of the property. The Company has requested a re-negotiation of the settlement terms.

                  In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of September 30, 1998, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000 and this counter proposal was being evaluated. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alterna-tive means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

                  As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discov-ery process, and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

Other Legal Matters
-------------------
                  The Company is a party to a litigation in which a judgment was awarded against a predecessor of the Company for approximately $170,000 (as of October of 1996) plus con-tinuing fines, interest, and penalties as permitted by the Rhode Island Court. Management believes that this judgment is non-recoverable since the predecessor corporation is no longer in existence and intends to vigorously defend itself in this matter.

                  At September 30, 1998, the Company has accrued $625,000 which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of the above-mentioned litigations.

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

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
                 Results of Operations
                 ---------------------

                  For the six-month period ended September 30, 1998, Technology General Corporation and subsidiary had consolidated revenues of $1,638,024 and net loss of $27,982. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating man-agement expenses to the operating entities and leasing space to two tenants.

                  The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $564,140 and $181,885, respectively, for a total of $746,025. The comparable sales for the six months ended September 30, 1997, were $550,933 for Eclipse and $148,359 for Clawson for a total of $699,292, a combined increase in sales of $46,733 in 1998.

                  Clawson Machine's ice crushing products featuring the patented "Plus Crusher" are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crys-tal Tips, and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device, which is installed as an integral part of each ice cube machine, is used predominantly by hotels and restaurants where large volumes of crushed ice are required.

                  Clawson Machine has received recognition from the National Sanitation Founda-tion (N.S.F.) for improvements of its various machines used primarily for crushing ice appli-cable to hotels and restaurants. N.S.F. approval is becoming a mandatory requirement throughout various parts of the country for machines used in the processing of foods and liq-uids to assure maintenance of sanitary conditions. Clawson is one of a few manufacturers in its category who has been awarded this distinction.

                  Eclipse Systems's sales for the six months ended September 30, 1998, increased $13,206 from the comparable period for 1997. Management expects sales to gradually in-crease as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

                  The Precision Metalform Division reported sales for the six months ended September 30, 1998 and 1997 of $514,465 and $489,800, respectively. Management antici-pates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

                  Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the six months ended September 30, 1998 amounted to $276,502, a increase of $44,196 compared to the six months ended September 30, 1997.

                  The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two
(2) tenants. Rental revenue for the six-month period ended September 30, 1998, totaled $25,928 compared to $23,700 for the comparable 1997 period, an increase of $2,228.

Liquidity
---------
                  As at September 30, 1998, current assets amounted to $1,585,775 and current liabilities totaled $392,032, reflecting a working capital of $1,193,743 and a current ratio of 4.04 to 1. There was a negative cash flow of $9,988 for the current six-month period due to the purchase of building improvements and equipment in the amount of $57,977.

Results of Operations
---------------------

                  Product Sales. Technology General Corporation's manufacturing segment generated sales of $1,260,490 for the six-month period ended
September 30, 1998.

                  Rental Sales. Total consolidated rental billings for the six-month period ended September 30, 1998 amounted to $377,534, an increase of $53,056 over the same period for 1997.

                  Gross Margin. The consolidated gross profit margin for the six months ended September 30, 1998, was 38 percent.

                  Selling, General, and Administrative Expenses. These expenses as a percent of net sales were approximately 41 percent for the six months ended September 30, 1998.

                  Interest. Total Interest expense for the six months ended September 30, 1998 amounted to $69,204 of which $67,097 is reflected under "Cost of Rentals" and the remainder of $2,107 is shown as a separate line item within "Other Income (Expense)".

                  Net Income/Loss. The net loss for the six months ended September 30, 1998 amounted to $27,982, an increase of $9,918 over the comparable six-month period in 1997.

SIGNATURES

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 4, 1998               TECHNOLOGY GENERAL CORPORATION



                                      By:  /s/ Charles J. Fletcher
                                           -------------------------------------
                                               Charles J. Fletcher
                                               President, Chief Executive
                                               Officer, Chairman of the Board



                                      By:  /s/ Helen S. Fletcher
                                           -------------------------------------
                                                Helen S. Fletcher
                                                Secretary/Treasurer