Form 10QSB
period 1998-12-31
TECHNOLOGY GENERAL CORP
filed 1999-02-10
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, CD 20549

                  Form 10-QSB Quarterly or Transitional Report


__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,1998

                                       OR

__ __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                           Commission File No. 2-97732

                         TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
(Exact name of Small Business Issuer in its charter)


NEW JERSEY                                  22-1694294
--------------------------                  ----------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


12 CORK HILL ROAD, FRANKLIN, NEW JERSEY     07416
----------------------------------------    ---------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area
code:                                       (973) 827-4143


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

            Yes__X___                        No_____

As of December 31, 1998, the Registrant had 5,521,448 shares of Common Stock outstanding and 126,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
Part 1.           Financial Information

                  Item 1.  Consolidated Financial Statement (unaudited)              3

                           Consolidated Balance Sheet - December 31, 1998

                           Consolidated Statement of Operations
                           For the nine months ended
                           December 31, 1998 and 1997                               4

                           Consolidated Statement of Cash Flows
                           For the nine months ended
                           December 31, 1998 and 1997                               5

                           Notes to Consolidated Financial Statements               6


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation              7 - 8

                  Signatures                                                         9

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATATED BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1998


                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $804,092
  Accounts receivable, net of allowance for doubtful
    accounts of $5,000                                                      338,193
  Inventories                                                               258,194
  Deferred tax asset                                                         21,000
  Prepaid expenses and other current assets                                  23,253
                                                                         ----------
      Total current assets                                                1,444,732
PROPERTY, PLANT AND EQUIPMENT, less accumulated
depreciation and amortization of $4,030,565                               2,153,541
OTHER ASSETS:
  Deferred tax asset                                                        334,000
  Other                                                                      84,381
                                                                         ----------
      Total other assets                                                    418,381
                                                                         ----------

                                                                         $4,016,654
                                                                         ----------
                                                                         ----------

          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                      $65,360
  Accounts payable and accrued expenses                                     249,287
                                                                         ----------
      Total current liabilities                                             314,647

LONG - TERM DEBT:
  Long-term obligations, net of current maturities                        1,544,083
  Reserve for contingency                                                   600,000
  Security deposits                                                          74,316
                                                                         ----------
      Total long - term debt                                              2,218,399

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228 shares,
  outstanding 5,489,448 shares                                                5,572
  Class A common stock,$.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding 158,839 shares           167
  Additional paid-in-capital                                              2,399,083
  Accumulated deficit                                                      (920,974)
                                                                          ----------
                                                                          1,483,848

  Less treasury stock, at cost, 780 shares                                     (240)
                                                                         ----------
      Total stockholders' equity                                          1,483,608
                                                                         ----------

                                                                         $4,016,654
                                                                         ----------
                                                                         ----------


See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    DECEMBER 31,                DECEMBER 31,
                                                -------------------          -------------------
                                                1998           1997          1998           1997
                                                ----           ----          ----           ----
REVENUES:
  Product sales                               $516,872      $617,120    $1,777,362     $1,806,212
  Rentals                                      185,571       187,777       563,105        512,255
                                             ---------     ---------    ----------     ----------
                                               702,443       804,897     2,340,467      2,318,467
COSTS AND EXPENSES:
 Cost of product sales                         328,645       397,073     1,145,913      1,162,854
 Cost of rentals                                91,059       112,016       275,344        278,919
 Selling, general and administrative expense   321,124       323,076       997,278        921,142
                                             ---------     ---------    ----------     ----------
                                               740,828       832,165     2,418,535      2,362,915
                                             ---------     ---------    ----------     ----------

INCOME (LOSS) FROM OPERATIONS                  (38,385)      (27,268)      (78,068)       (44,448)

OTHER INCOME (EXPENSE):
  Interest expense                              (1,800)      (10,756)       (4,196)       (17,509)
  Interest Income                               (4,294)                      4,103)
  Other                                         16,824        79,664        22,524         85,533
                                             ---------     ---------    ----------     ----------
                                                10,730        68,908        22,431         68,024
                                             ---------     ---------    ----------     ----------
NET EARNINGS (LOSS)                           ($27,655)      $41,640    $ ( 55,637)     $  23,576
                                             ---------     ---------    ----------     ----------
                                             ---------     ---------    ----------     ----------


See accompanying notes to consolidated financial statememts.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended December 31, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                     NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                    ----------------------
                                                                                    1998              1997
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                                 ($55,637)          $23,576
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                  147,842           163,045
     Increase (decrease) in cash attributable to changes in
      operating assets and liabilities:
       Accounts receivable                                                           15,419           (41,901)
       Inventories                                                                  110,305           126,627
       Prepaid expenses and other current assets                                     59,548            45,771
       Other assets                                                                  10,443            25,606
       Accounts payable and accrued expenses                                       (139,018)         (109,654)
       Security deposits                                                                  0            18,808
                                                                              --------------   ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           148,902           251,878
                                                                              --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                      (135,943)         (253,357)
  Receipts from cash collateral account for letters of credit                                          78,160
                                                                              --------------   ---------------
NET CASH USED IN INVESTING ACTIVITIES                                              (135,943)         (175,197)
                                                                              --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds form issuance of long-term debt                                           38,430         1,600,000
  Principal payments on long-term debt                                              (51,387)       (1,200,253)
                                                                              --------------   ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (12,957)          399,747
                                                                              --------------   ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     2           476,428

CASH AND CASH EQUIVALENTS, beginning of period                                      804,090           285,361
                                                                              --------------   ---------------

CASH AND CASH EQUIVALENTS, end of period                                           $804,092          $761,789
                                                                              --------------   ---------------
                                                                              --------------   ---------------


See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMITMENTS AND CONTINGENCIES

         On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the Untied States Government (U.S.G.) would receive $25,000 upon the execution of the settlement, $206,000 payable over five years, and a balloon payment of $150,000 payable in five years. In addition, the U.S.G. would receive 60 percent of the net rental income derived from the property and 60 percent of the net proceeds from the sale of the property. The Company has requested a re-negotiation of the settlement terms.

         In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of December 31, 1998, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000 and this counter-proposal was being evaluated.

         In July of 1997, the New Jersey Department of Environmental Protection (D.E.P.) instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraphs. The civil action is brought pursuant to the Spill Compensation and Control Act (Spill
Act), whereby the D.E.P. seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances, as it pertains to the Super Fund.

As of July, 1997, the D.E.P. claims to have incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process, and the ultimate outcome of such litigation cannot be determined at the present time.

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

         At December 31, 1998, the Company has accrued $625,000 which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of the above mentioned litigations.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the nine-month period ended December 31, 1998, Technology General Corporation and subsidiary had consolidated revenues of $2,340,467 and a net loss of $55,637. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants with rental revenues totaling $112,657 and $106,024 for 1998 and 1997 respectively.

         The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine month period amounted to $805,827 and $276,463 respectively, for a total of $1,082,290. The comparable sales for the nine months ended December 31,1997 were $865,555 for Eclipse and $225,940 for Clawson for a total of $1,091,495, a combined decrease in sales of $9,205 in 1998.

         Clawson Machine's ice crushing products featuring the patented "Plus Crusher* are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crystal Tips and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device, which is installed as an integral part of each ice cube machine, is used predominately by hotels and restaurants where large volumes of crushed ice are required.

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

         Elcipse System's sales for the nine months ended December 31, 1998, decreased $59,728 from the comparable period for 1997. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

         The Precision Metalform Division reported sales for the nine months ended December 31, 1998 and 1997 of $695,072 and $714,716 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instrument field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

         Transbanc International Investors Corporation, a wholly owned subsidiary, is a real estate holding company, which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the nine months ended December 31,1998 amounted to $416,059, an increase of $48,194 compared to the nine months ended December 31, 1997.

         The Company's Aerosystems Technology Division owns a 24,000 square foot industrially zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine month period ended December 31, 1998 totaled $34,389 compared to $38,365 for the comparable 1997 period, a decrease of $3,976.

YEAR 2000 COMPLIANCE

         The Company anticipates year 2000 compliance expenditures to be approximately $60,000, which includes necessary hardware, software, installation and training of personnel.

LIQUIDITY

         As of December 31, 1998, current assets amounted to $1,444,732 and current liabilities totaled $314,647, reflecting a working capital of $1,130,085 and a current ratio of 4.59 to 1. The cash flow for the current nine month period remained fairly constant with minimum change in cash and cash equivalents from the beginning of the period.

RESULTS OF OPERATIONS

         PRODUCT SALES. Technology General Corporations' manufacturing segment generated sales of $1,777,362 for the nine month period ended December 31, 1998.

         RENTAL SALES. Total consolidated rental billings for the nine month period ended December 31, 1998 amounted to $563,105, an increase of $50,850 over the same period for 1997.

         GROSS MARGIN. The consolidated gross profit margin for the nine months ended December 31,1998, was 39 percent.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 43 percent for the nine months ended December 31, 1998.

         INTEREST. Total Interest Expense for the nine months ended December 31, 1998 amounted to $104,382 of which $100,186 is reflected under "Cost of Rentals" and the remainder of $4,196 is shown as a separate line item within "Other Income (Expense)".

         NET INCOME/LOSS. The net loss for the nine months ended December 31, 1998 amounted to $55,637, a decrease of $79,213 over the comparable nine month period in 1997.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    February 9, 1999      TECHNOLOGY GENERAL CORPORATION




                               BY:
                                    -----------------------------------
                                        Charles J. Fletcher
                                        President, Chief Executive Officer
                                        Chairman of the Board




                               BY:
                                    -----------------------------------
                                        Helen S. Fletcher
                                        Secretary/Treasurer