Form 10-K
period 1999-03-31
TECHNOLOGY GENERAL CORP
filed 1999-06-29
CIK 768914

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                    (X) Annual Report Pursuant to Section 13
                      or 15 (d) Of the Securities Exchange
                                  Act of 1934.

                    For the Fiscal Year Ended March 31, 1999

                ( ) Transition Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

            For the transition Period From __________ to ___________

                           Commission File No. 2-97732

                         TECHNOLOGY GENERAL CORPORATION

      New Jersey                                         22-1694294
----------------------                        ----------------------------------
State of Incorporation                        I.R.S. Employer Identification No.

12 Cork Hill Road, Franklin, New Jersey                    07416
---------------------------------------                --------------
Address of Principal Executive Office                     Zip Code

Registrant's Telephone No.:  973-827-4143
                             ------------

Securities Registered Pursuant to Section 12 (b) of the Act:

None

Securities Registered Pursuant to Section 12 (g) of the Act:

Title of Each Class:                Common Stock
                                    Common Stock Class A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/         No / /

Check if there is no disclosure of delinquent filers in response to Item 40 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State Registrant's Revenues for Most Recent Fiscal Year:

$3,179,647

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 1999, based on the closing bid on such day of $1/4:

$701,437

Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 1999:

Common:                     5,608,848
Common Stock Class A:         127,839

Transitional Small Business Disclosure Format:

Yes  / /                No  /X/

                                     PART I


ITEM 1   DESCRIPTION OF BUSINESS


THE COMPANY

Technology General Corporation ("Tech Gen") is the parent company and successor to Aerosystems Technology Corporation incorporated in the State of New Jersey in 1957 which operates four (4) divisions and one (1) subsidiary, collectively The Company.

In addition, Tech Gen is the owner of a planned substantial industrial park approved and known as the Franklin Corporate Campus and other local properties suitable for industrial development, all of which are currently in the undeveloped planning stage.

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures numerous products, including spray coating systems and industrial air-driven mixers. Their spray coating systems are used mainly for coating industrial products and the industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels and restaurants. The Aerosystems Division is the lessor of a 24,000 square foot industrially zoned building, which presently has three tenants.

Transbanc International Investors Corporation ("Transbanc"), a wholly owned subsidiary, is a real estate holding company which leases its 107,000 square foot industrial building.

DIVISION OPERATIONS

The three (3) manufacturing divisions, Precision Metalform, Eclipse Systems and Clawson Machine, all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

EMPLOYEES

As of March 31, 1999, the Company had approximately thirty-five (35) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

DISCUSSION OF DIVISIONS

1.   PRECISION METALFORM DIVISION:

Current sales for the fiscal year ended March 31, 1999 were $994,816, an increase of $17,279 or (1.77%) from the previous fiscal year sales of $977,537.

2.   ECLIPSE SYSTEMS DIVISION

Eclipse Systems' sales for the fiscal year ending March 31, 1999 were $1,109,917, a decrease of $30,406 (2.7%) from the 1998 fiscal year's sales of $1,140,323. The decrease is attributable to the economic slow down in the industries serviced by our products. Aware of this economic situation, we have expanded our product line to meet the needs of new untouched markets. These new products include a full line of gear reduced flange mixers, available with air and electric drive. We are currently updating our literature to include the new hand held and pail mixers. With the core mixer line now well accepted in industry, these new items round out our product line by tapping markets previously unavailable. With a multi-faceted marketing approach, we are able to shift our sales efforts to compensate for the changing economic market.

The spray division of Eclipse Systems has maintained a consistent record of growth. This is attributable to our imported line of high volume, low-pressure ("HVLP") spray guns. With the U.S. Environmental Protection Agency ("E.P.A.") standards for spray coating applications becoming more stringent, our HVLP spray guns have had excellent acceptance into the industry as an approved alternative.

3.   CLAWSON MACHINE DIVISION

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant fields. Sales for the current fiscal year increased $49,764 to $360,829 compared to sales of $311,065 for the fiscal year ended March 31, 1999, a (16%) improvement in sales.

DIVISION MARKETING

1.   PRECISION METALFORM DIVISION

The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetic closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or The Thomas Register and is generally known through information provided by the Writing Instruments Association.

Precision Metalform is considered one of the major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels and refill tubes that make up the primary components of writing instrument assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

Precision Metalform's facilities include special operations, which create unique designs on both writing instrument components and cosmetic closures, which generally are made to customer specifications.

Precision Metalform engages two agents, on a commission-selling basis, who represent the division in specified areas throughout the United States.

2.   ECLIPSE SYSTEMS DIVISION

Eclipse Systems blends its marketing in various media to maximize product exposure. Monthly industrial journals have been a great source of sales leads. We are continuing to expand our distributor network and have our products placed in nationally recognized industrial supply catalogs. We continue to advertise with Thomas Register and have a web page link in our advertisements. Our web page has been updated to show the new products and we maintain an e-mail address for electronic communication. We will also be exhibiting the mixer line at various trade shows throughout the year.

3.   Clawson Machine Division

The Clawson Machine Division uses a nationwide distributor network and trade specific periodicals for generating sales leads. Numerous trade journals related to the food, beverage and restaurant industry carry our advertisements. We are also listed in purchasing guides related to the entertainment trade. With the success of past marketing formats, we will continue with the current marketing scheme. We currently have advertisements with Thomas Register including a web link to the Clawson Machine web page. This web page includes our current product line and an e-mail link for electronic correspondence.

COMPETITION

The Precision Metalform Division is believed to be one of two companies within the United States who supply in excess of 80 percent of the major metal components for domestic writing instrument manufacturers. Both Precision Metalform and its competitor enjoy supplying common customers depending on their needs, lead-time and selected specifications. Precision Metalform is a direct competitor with several firms engaged in the manufacture of deep drawn metal components. In this regard, Precision has found competition to be keen and subject to special fabrication capabilities and pricing strategies.

The Eclipse Systems Division is one of several companies in the United States and abroad manufacturing various types of mixing equipment. The industrial mixing equipment line accounts for the majority of sales. Over the years, Eclipse has developed an extensive line of air driven mixers that are primarily used in potentially explosive atmospheres. With the proprietary nature of design and the ability to custom manufacture a mixer in a timely fashion, we have been able to capture a significant market share not accessible to other manufacturers. In addition, our electric motor mixer line enhances our ability to meet the customer's needs.

The Clawson Machine Division is one of several small companies in the United States engaged in the manufacture of ice crushing and ice shaving equipment. Due to the proprietary nature of our designs, we are not subject to any direct competition.

CURRENT OPERATING ENVIRONMENT

The consolidated statement of operations for the fiscal year ended March 31, 1999 reflect net earnings of $60,275 as compared to the net loss of $124,265 of March 31, 1998, an increase of $184,540.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total rental revenues were $135,394 for the current year.

The Aerosystems Division is currently leasing space at its Franklin, New Jersey location where a Superfund project cleanup restored the property. The refurbished portion of the plant located there is presently leased by two (2) tenants. Total rental revenue generated at the Aerosystems facility during the fiscal year ended March 31, 1999 was $42,512.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from seven
(7) industrial tenants. Current rental revenues were $536,179.

The consolidated rental revenues continue to experience significant growth. Rental revenues generated for the fiscal year ended March 31, 1999 were $714,085, an increase of $17,969 over 1998 revenues of $696,116.

Although the Company still has not completely settled its environmental claims stemming from a former site occupied in the early 1960's and 1970's (see Item 3 for further details), the Company has continued its settlement discussions with the Federal Government, which includes a portion of the claim as it is applicable to the New Jersey Department of Environmental Protection. The Company will continue to seek a settlement that is structured in such a way as to allow the Company to meet the cash flow requirement to liquidate this claim in an orderly fashion. In conjunction with this effort, various Company insurance carriers have been put on notice and Management is reviewing the possibilities of engaging an environmental law firm which specializes in such matters for the purpose of seeking recovery under its catastrophic portion of its prior policies.

The following summarized Management's plans, which, if successful and if implemented on a timely basis, could give the Company the ability to substantially improve its operating income base:

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

REGISTRATION

Tech Gen is a publicly traded holding company that is listed currently in the pink sheets and subject to the rules and regulations governed by the Securities and Exchange Commission. It is required periodically to submit detailed operating and financial reports to the S.E.C. and to furnish any other information that the authority may require. The Company's stock is traded over the counter and its transfers are handled through The Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

SIGNIFICANT CUSTOMERS

For the year ended March 31, 1999, the Clawson Division had sales of $87,297 to two (2) major customers, which accounted for 24 percent of the total sales of $360,829.

One major customer accounted for $437,015 or 39 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

The Precision Metalform Division has two customers, which together represent 59 percent of Precision Metalform's total sales. Sheaffer Pen represents 21 percent and Accutec, Inc., represents 38 percent.

The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.


ITEM 2            DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased to two (2) tenants and is expected to generate $143,000 in rental revenues for the fiscal year ended March 31, 2000.

The Company also owns an industrial site in Franklin, New Jersey comprising 106 acres, which has been approved for 15 planned sites. This site includes an 86,000-gallon per day sewer allocation and has a main water line installed through the property.

Adjoining this acreage is a 107,000 square foot industrial building located on Munsonhurst Road owned by the Company's subsidiary, Transbanc. This facility is fully leased to various business interests.

The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been partially restored and is presently occupied by two (2) tenants. The Division is currently seeking to sell or lease this building. (See Environmental Matters)


ITEM 3            LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government ("U.S.G.") would receive $25,000 upon the execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the U.S.G. would receive 60 percent of the net rental income derived from the property for an undetermined period of time and 60 percent of the net proceeds from the sale of the property. The Company has requested a re-negotiation of the settlement terms.

In March of 1997, the Company made a counter proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of March 31, 1999, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1999, this counter proposal was being evaluated. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred and to be incurred in accordance with a provision in the Spill Act. The litigation is now in the discovery process and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

OTHER LEGAL MATTERS

The Company has amicably resolved litigation in which a judgment was awarded against a predecessor of the Company.

At March 31, 1999, the Company has accrued $444,000 which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of any pending litigation.

In addition to the above, the Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such litigation cannot be determined at present, it is Management's opinion, based on the advice of legal counsel that any liabilities, which may result from these actions, would not have a material effect on the Company's ability to operate.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

None



                                     PART II

ITEM 5            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
------            RELATED STOCKHOLDER MATTERS
                  ---------------------------

MARKET INFORMATION

The Company's Common Stock is traded in the over the counter market. The Company has three security firms to represent the Company.

Since the Company's merger with its subsidiary, Aerosystems Technology Corporation, The Company has experienced limited trading in the over the counter market. The following tables show for the calendar periods indicated, the representative high and low bid prices as reported by the National Quotation Bureau, Inc. of the Company's Common Stock for its past two fiscal years. Such prices represent quotations between dealers without adjustments for retail mark-up, markdown or commissions and do not necessarily represent actual transactions.

                                                        Common Stock Bid
                                                        ----------------
Fiscal Year Ended March 31, 1999                      High             Low
--------------------------------

First quarter ended June 30, 1998                      1/3             1/5
Second quarter ended September 30, 1998                1/5             3/16
Third quarter ended December 31, 1998                  1/5             3/32
Fourth quarter ended March 31, 1999                    1/4             3/16

                                                        Common Stock Bid
                                                        ----------------
Fiscal Year Ended March 31, 1998                      High             Low
--------------------------------

First quarter ended June 30, 1997                     3/16             1/16
Second quarter ended September 30, 1997               5/8              1/2
Third quarter ended December 31, 1997                 1/2              3/8
Fourth quarter ended March 31, 1998                   5/16             3/8

STOCK QUOTATIONS

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

HOLDERS

The approximate number of holders of Common Stock of record of the Company on March 31, 1999 was 459. As of March 31, 1999, the number of holders of Common Stock Class A was 16.

DIVIDENDS

The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

FORWARD LOOKING STATEMENTS

The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development, statements regarding future research and development spending and the Company's product development strategy and statements regarding the levels of increased sales. All forward looking statements included in the document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------            AND RESULTS OF OPERATIONS
                  -------------------------

This analysis of the Company's financial condition, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1999 was $1,207,837 and the current ratio was 3.3 to 1. Working capital remained fairly constant with that of last year, showing a slight increase of $17,345.

Net cash flow from operations for the fiscal year ended March 31, 1999 amounted to $224,183 a decrease of $28,920 from that of March 31, 1998.

RESULTS OF OPERATIONS (CONSOLIDATED)

The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 1999 and March 31, 1998. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.


                                                            1999               1998
                                                         -----------       -----------
Revenue:
         Product Sales                                   $ 2,465,562       $ 2,428,925
         Rental Income                                       714,085           696,116
                                                         -----------       -----------
                                                           3,179,647         3,125,041
Costs and Expenses:
         Cost of Product Sales                             1,490,603         1,608,972
         Cost of Rentals                                     357,787           337,641
         Selling, General and Administrative               1,335,224         1,601,165
                                                         -----------       -----------
                                                           3,183,614         3,547,778
                                                         -----------       -----------

Loss From Operations                                          (3,967)         (422,737)

Other Income                                                 138,242            79,472
                                                         -----------       -----------

Income (loss) Before Income Tax Expense (benefit)            134,275          (343,265)

Income Tax Expense (benefit)                                  74,000          (219,000)

Net Income (loss)                                        $    60,275       $  (124,265)
                                                         ===========       ===========

Net Income (loss) Applicable to Common Shareholders      $       .01       $      (.02)
                                                         ===========       ===========

Current Ratio                                            $      3.30       $      3.71
                                                         ===========       ===========
Weighted Average Number of Common Shares
Outstanding Used in Computing Basic and
Diluted Earnings (loss) Per Common Share                   5,738,350         5,720,350


         YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998
             (SEE DESCRIPTION OF BUSINESS DISCUSSION OF DIVISIONS)

Technology General Corporation generated consolidated revenues of $3,179,647 and $3,125,041 for the fiscal years ended March 31, 1999 and 1998 respectively. The manufacturing division's sales for 1999 were $2,465,562, an increase of $36,637 when compared to 1999 product sales of $2,428,925. The Clawson Machine Division sales increased 16% amounting to $49,764 from $311,065 in 1998 to $360,829 for 1999. The Precision Metalform Division also had a modest increase in sales of $17,279 to $994,816 for 1999 compared to $977,537 in 1998. Eclipse Systems
Division's sales decreased a total of $30,405 to $1,109,917 for the fiscal year ended March 31, 1999 from $1,140,322 recorded the previous fiscal year.

Rental revenues recorded a modest increase of $17,969 to $714,085 for the current fiscal year compared to the previous fiscal year of $696,116. The Aerosystems Division recorded a decrease of $6,441 in rental revenues to $42,512 in 1999 compared to $48,953 in 1998. Technology General Corp. also had a decrease in rental revenue of $8,183 while the Transbanc subsidiary increased rental revenue by $32,593.

During the year, the Precision Metalform Division continued to diversify its line of deep draw products by searching out a broad range of customers utilizing deep draw products for a variety of purposes. This effort is intended to offset the continuing decline of the line of writing instrument components resulting from higher levels of Asian imports. Items related to lines other than cosmetic and writing instruments generally command high price components due to the specialty of the items involved with comparable improvements in profitability.

The Eclipse Systems Division continued to expand its air-driven mixer line of products that are used primarily in the food and chemical industry businesses. Over the past several years, Eclipse Systems has added a variety of new designs custom made to meet the special industry requirements and has further expanded the line by offering for the first time, a number of electrical-driven mixers to broaden its competitive base.

After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net income of $108,543 before provision for income taxes. In 1998, the manufacturing divisions had a combined net loss of $161,395. This $269,938 difference was mainly the result of insurance proceeds received and operating efficiencies achieved during the fiscal year end March 31, 1999.

The current fiscal year's net income from the Company's rental entities after management fees but before income taxes totaled $25,732, an increase of $207,602 compared to the previous fiscal year's loss of $181,870. The increase of $207,602 is mainly due to additional contingency reserves established in the prior year.

YEAR 2000 COMPLIANCE

The Company anticipates the expenditure of approximately $75,000 towards the purchase of hardware, software, installation and the training of personnel. The new system is expected to be fully operational by October 1999.

ITEM 7           FINANCIAL STATEMENTS
------           --------------------

See index to Financial Statements attached hereto.


ITEM 8           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------           AND FINANCIAL DISCLOSURE
                 ------------------------
None


                                    PART III

ITEM 9           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------           PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
                 -----------------------------------------------------------

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

CHARLES J. FLETCHER (age 76) was the founder of Aerosystems Technology Corporation prior to its merger with the Company and has been its President and a director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the U.S.N.R. (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several U.S. patents. In 1993, he was inducted into the New Jersey Inventors Hall of Fame and declared the original inventor of the Hovercraft.

JEFFREY C. FLETCHER (age 45) is the President of the Deep Draw Division. He has been associated with the Deep Draw Division since its inception, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and Helen S. Fletcher. He is also a Director of the subsidiary.

HELEN S. FLETCHER (age 70) served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1953, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Secretary and Treasurer.

DARREN ELG (age 46) is President of the Eclipse Systems and Clawson Machine Divisions and is an Engineering graduate holding a B.S.C.E. from Georgia Institute of Technology. He came to Eclipse Systems with a diversified background in Engineering, Management and Sales. He was formerly employed by Interpace Corporation with engineering responsibilities. He managed a staff of project engineers as well as coordinated procurement of materials and manufacturing for highly technical systems and projects.

ITEM 10    EXECUTIVE COMPENSATION
-------    ----------------------

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 1999, to each of the named executive officers of the Registrant.

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

                                  Compensation
                                  ------------

Name of Individual or Group   Capacity in Which Served         Cash Compensation
---------------------------   ------------------------         -----------------

Charles J. Fletcher           President/Chairman of the Board       $159,476

No other executive officer received compensation in excess of $100,000.

1. The Company owns automobiles for four executive officers. The cars were used primarily for business purposes.

2.   None of the executive officers have employment agreements with the Company.


ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------     MANAGEMENT
            ----------

The following table sets forth as of March 31, 1999, certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.


Name & Address             Number of Shares       Number of Shares       Percentage
Beneficial Owner           of Common Stock        of Class A Stock       Beneficial
Or Identity of Group       Beneficially Owned     Beneficially Owned     Ownership
--------------------       ------------------     ------------------     ---------
Charles J. Fletcher (1)    1,357,500              25,000                 24.4%
7 Valley Road
Sparta NJ 07871

Jeffrey C. Fletcher (2)      422,439              20,000                  7.4%
82 Birch Parkway
Sparta NJ 07871



Helen S. Fletcher (3)      1,065,500                                     20.3%
7 Valley Road
Sparta NJ 07871

Darren Elg (4)                10,500              30,000                    0%
11 Tudor Hill Drive
Sussex NJ 07461

Evelyn Padalino              382,916                                      5.8%
35 Gail Road
Morris Plains NJ 07950



All officers and directors as a group total four and own 2,855,939 Common shares and 75,000 Class A. Shares.

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


ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

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

The Class A Common shares were issued during fiscal 1998, such shares may be converted on a one for one basis into shares of the Company's Common Stock at the option of the shareholder. Such conversion is restricted until two years after the issuance of the Class A Common Stock.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K
-------     -------------------------------

(a)  The following documents are filed or part of this report:

1.       Financial Statements

         Independent Auditors Report (F-1)
         Consolidated Balance Sheet (F-2)
         Consolidated Statements of Operations (F-3)
         Consolidated Statements of Stockholders' Equity (F-4)
         Consolidated Statements of Cash Flows (F5 and F-6)
         Notes to Consolidated Financial Statements (F-7 through F-15)

2.       Exhibits

                                                      Incorporation by reference
Description                                              Previous Designation
-----------                                              --------------------

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC File No. 2-97732).

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the Borough of Franklin, State of New Jersey, on the _____day of __________,1999.

                                         TECHNOLOGY GENERAL CORPORATION



                                         BY:
                                             ---------------------------------
                                             Charles J. Fletcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                        Title                               Date
---------                        -----                               ----


-----------------------------    President/Chairman of the Board     ___________
Charles J. Fletcher



-----------------------------    Executive Vice President/Director   ___________
Jeffrey C. Fletcher



-----------------------------    Secretary/Treasurer                 ___________
Helen S. Fletcher

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TECHNOLOGY GENERAL CORPORATION



                                         ---------------------------------------
                                                             Charles J. Fletcher
                                              President, Chief Executive Officer
                                                           Chairman of the Board



                                         ---------------------------------------
                                                               Helen S. Fletcher
                                                             Secretary/Treasurer
Date:

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
 Technology General Corporation


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology General Corporation and Subsidiary at March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.


                                           /s/ Rothstein Kass & Co. PC


Roseland, New Jersey
June 16, 1999

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                           $    886,945
Accounts receivable, net of allowance for
 doubtful accounts of $5,000                                                             380,014
Inventories                                                                              364,892
Deferred tax asset                                                                        12,000
Prepaid expenses and other current assets                                                 92,505
                                                                                    -------------

Total current assets                                                                                 $   1,736,356

PROPERTY, PLANT AND EQUIPMENT, net                                                                       2,168,718

OTHER ASSETS:
Goodwill, less accumulated amortization of $59,863                                        32,629
Deferred tax asset                                                                       269,000
Other                                                                                     58,578
                                                                                    -------------

                                                                                                           360,207
                                                                                                     --------------

                                                                                                     $   4,265,281
                                                                                                     --------------
                                                                                                     --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current portion                                                     $    207,462
Accounts payable                                                                         157,555
Accrued expenses and other                                                               163,502
                                                                                    -------------

Total current liabilities                                                                            $     528,519

LONG-TERM LIABILITIES:
Long-term debt, less current portion                                                   1,645,528
Lawsuit reserve                                                                          419,000
Security deposits                                                                         74,316
                                                                                    -------------
                                                                                                         2,138,844
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1 vote per share, authorized 30,000,000 shares, issued 5,611,228 shares,
 outstanding 5,608,848 shares                                                              5,611
Class A common stock, $.001 par value, .1 vote per share,
 authorized 15,000,000 shares, issued and outstanding 127,839 shares                         128
Capital in excess of par value                                                         2,399,082
Accumulated deficit                                                                     (805,063)
                                                                                    -------------

                                                                                       1,599,758
Less treasury stock, at cost, 2,380 shares                                                (1,840)
                                                                                    -------------

Total stockholders' equity                                                                               1,597,918
                                                                                                     --------------
                                                                                                     $   4,265,281
                                                                                                     --------------
                                                                                                     --------------

          See accompanying notes to consolidated financial statements.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 1999 and 1998


                                                                       1999                  1998
                                                                 ------------------    ------------------

REVENUES:
  Product sales                                                  $       2,465,562     $       2,428,925
  Rentals                                                                  714,085               696,116
                                                                 ------------------    ------------------

                                                                         3,179,647             3,125,041
                                                                 ------------------    ------------------

COSTS AND EXPENSES:
  Cost of product sales                                                  1,490,603             1,608,972
  Cost of rentals                                                          357,787               337,641
  Selling, general and administrative expenses                           1,335,224             1,601,165
                                                                 ------------------    ------------------

                                                                         3,183,614             3,547,778
                                                                 ------------------    ------------------

LOSS FROM OPERATIONS                                                        (3,967)             (422,737)
                                                                 ------------------    ------------------

OTHER INCOME (EXPENSE):
  Interest income                                                           35,250                16,385
  Interest expense                                                          (5,460)              (13,006)
  Other                                                                      3,612                76,093
  Insurance recovery                                                       104,840
                                                                 ------------------    ------------------

                                                                           138,242                79,472
                                                                 ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                          134,275              (343,265)

INCOME TAXES                                                                74,000              (219,000)
                                                                 ------------------    ------------------

NET INCOME (LOSS)                                                 $         60,275      $       (124,265)
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE                  $           0.01      $          (0.02)
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 INCOME (LOSS) PER COMMON SHARE                                          5,738,350             5,720,350
                                                                 ------------------    ------------------
                                                                 ------------------    ------------------

          See accompanying notes to consolidated financial statements.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended March 31, 1999 and 1998

                                                                             Class A
                                            Common Stock                  Common Stock             Capital in
                                    -----------------------------  ----------------------------     Excess of        Accumulated
                                        Shares         Amount         Shares         Amount         Par Value          Deficit
                                    --------------- -------------  --------------  ------------  ----------------  ---------------
BALANCES, March 31, 1997                5,490,228    $    5,490       158,839        $  159          $2,376,672     $ (741,073)

ISSUANCE OF CLASS A
 COMMON STOCK                              50,000            50        40,000            40              22,410

CONVERSION OF CLASS A
 TO COMMON STOCK                           32,000            32       (32,000)          (32)

NET LOSS                                                                                                              (124,265)
                                       ----------    ----------    ----------    ----------          ----------     ----------

BALANCES, March 31, 1998                5,572,228         5,572       166,839           167           2,399,082       (865,338)

PURCHASE OF TREASURY
 STOCK

CONVERSION OF CLASS A
 TO COMMON STOCK                           39,000            39       (39,000)          (39)

NET INCOME                                                                                                              60,275
                                       ----------    ----------    ----------    ----------          ----------     ----------

BALANCES, March 31, 1999                5,611,228    $    5,611       127,839    $      128          $2,399,082     $ (805,063)
                                       ----------    ----------    ----------    ----------          ----------     ----------
                                       ----------    ----------    ----------    ----------          ----------     ----------


                                          Treasury Stock
                                     --------------------------
                                       Shares        Amount          Total
                                    ------------  ------------  ---------------
BALANCES, March 31, 1997                780   $     (240)         $1,641,008

ISSUANCE OF CLASS A
 COMMON STOCK                                                         22,500

CONVERSION OF CLASS A
 TO COMMON STOCK

NET LOSS                                                            (124,265)
                                 ----------   ----------          ----------

BALANCES, March 31, 1998                780         (240)          1,539,243

PURCHASE OF TREASURY
 STOCK                                1,600       (1,600)             (1,600)

CONVERSION OF CLASS A
 TO COMMON STOCK

NET INCOME                                                            60,275
                                 ----------   ----------          ----------

BALANCES, March 31, 1999              2,380   $   (1,840)         $1,597,918
                                 ----------   ----------          ----------
                                 ----------   ----------          ----------

          See accompanying notes to consolidated financial statements.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended March 31, 1999 and 1998


                                                                        1999            1998
                                                                  --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $     60,275     $    (124,265)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                      195,192           228,803
    Provision for doubtful accounts                                                        4,000
    Deferred income taxes                                               74,000          (219,000)
    Common stock to be issued for services                                                22,500
    Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
    Accounts receivable                                                (26,402)          (12,117)
    Inventories                                                          3,607           143,492
    Prepaid expenses and other current assets                          (11,488)           26,872
    Other assets                                                        (3,753)          (16,443)
    Accounts payable                                                   (74,241)          (83,350)
    Accrued expenses and other                                           6,993            (3,551)
    Lawsuit reserve                                                                      269,000
    Security deposits                                                                     17,162
                                                                  -------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              224,183           253,103
                                                                  -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                         (189,316)         (268,762)
  Receipts from cash collateral account for letters of credit                            165,000
                                                                  -------------    --------------

NET CASH USED IN INVESTING ACTIVITIES                                 (189,316)         (103,762)
                                                                  -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                             102,000         1,600,000
  Principal payments on long-term debt                                 (52,412)       (1,227,742)
  Purchase of treasury stock                                            (1,600)
                                                                  -------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               47,988           372,258
                                                                  -------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   82,855           521,599

CASH AND CASH EQUIVALENTS, beginning of year                           804,090           282,491
                                                                  -------------    --------------

CASH AND CASH EQUIVALENTS, end of year                            $    886,945     $     804,090
                                                                  -------------    --------------
                                                                  -------------    --------------

          See accompanying notes to consolidated financial statements.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (CONTINUED) Years Ended March 31,
                                  1999 and 1998


                                                                                         1999            1998
                                                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION, cash paid during the year for interest                                $   140,303     $   136,318
                                                                                    ------------    ------------
                                                                                    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES, in March,
 1999 the Company had an unfavorable lawsuit settlement which resulted in a decrease in lawsuit reserve of $181,000 and a corresponding increase in short-term and long-term debt.



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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Technology General Corporation and its wholly-owned subsidiary, Transbanc International Investors Corporation, (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

              CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and a highly liquid investment account with a maturity of 90 days or less from the purchase date.

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

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

              RECLASSIFICATIONS - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE 3 -      INVENTORIES:

              Inventories consist of the following at March 31, 1999:

                   Purchased parts and raw materials                             $  277,863
                   Work-in-progress                                                  12,283
                   Finished goods                                                    74,746
                                                                              --------------

                                                                                 $  364,892
                                                                              --------------
                                                                              --------------

NOTE 4 -      PROPERTY, PLANT AND EQUIPMENT:

              Property, plant and equipment consist of the following at
               March 31, 1999:

                   Land                                                                         $  365,314
                   Building and improvements                                                     3,857,155
                   Land improvements                                                               174,469
                   Machinery and equipment                                                       1,462,489
                   Furniture and fixtures                                                           49,798
                   Office equipment                                                                122,294
                   Transportation equipment                                                        113,325
                                                                                             --------------

                                                                                                 6,144,844
                   Less accumulated depreciation and amortization                                3,976,126
                                                                                             --------------

                                                                                               $ 2,168,718
                                                                                             --------------
                                                                                             --------------


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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      PROPERTY, PLANT AND EQUIPMENT (CONTINUED):

              At March 31, 1999, property, plant and equipment includes $23,824 and accumulated amortization includes $14,399 related to an asset recorded under a capital lease.


NOTE 5 -      LONG-TERM DEBT:

              The following is a summary of long-term debt at March 31, 1999:

          Line of credit, due on demand or January 31, 2000 if no demand is made, providing for maximum borrowing of $15,000 with interest due quarterly at the base rate (8% at March 31, 1999), as defined in the agreement,
           plus 1%                                                                                          $    6,050

          Note payable, bank, in monthly installments of
           $1,010 including interest at 8.5% per annum through
           June 2001                                                                                            24,744


          Note payable, bank, in monthly installments of
           $1,420 including interest at 8% per annum through
           March 2004                                                                                           70,000


          Mortgage note payable in monthly installments of $13,855, including interest at
           8.47% per annum, through October 15, 2007, at which time the remaining principal balance is due, and collateralized by first mortgages on the
           Company's real estate holdings and the assignment
           of leases and rents from its rental operations                                                    1,556,773

          Obligation under capital lease, payable in monthly
           installments of $598 through September 1999                                                           3,472

          Equipment loan payable in monthly installments of $401, including interest at
           7.5% per annum, through September 2001 and collateralized by
           certain transportation equipment                                                                     10,951

          Legal settlement, payable in quarterly installments
           of $47,500, including imputed interest at 5%
           per annum, through May 2000.                                                                        181,000
                                                                                                    -------------------

                                                                                                             1,852,990
          Less current portion                                                                                 207,462
                                                                                                    -------------------

                                                                                                           $ 1,645,528
                                                                                                    -------------------
                                                                                                    -------------------

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -      LONG-TERM DEBT (CONTINUED):

               Future aggregate principal maturities by year are as follows:

         Year ending March 31:
                2000                                                           $  207,462
                2001                                                              112,818
                2002                                                               61,603
                2003                                                               61,147
                2004                                                               66,414
         Thereafter                                                             1,343,546
                                                                            --------------

                                                                              $ 1,852,990
                                                                            --------------
                                                                            --------------



NOTE 6 -      ACCRUED EXPENSES AND OTHER:

              Accrued expenses and other are comprised of the following at March 31, 1999:


                  Payroll and related                         $   36,666
                  Interest                                        10,986
                  Insurance                                       39,805
                  Professional fees                               29,000
                  Lawsuit reserve                                 25,000
                  Other                                           22,045
                                                           --------------


                                                              $  163,502
                                                           --------------
                                                           --------------

NOTE 7 -      LEASES:

              The Company is the lessor under operating leases which expire in various years through 2004.

              Aggregate future minimum rentals to be received under noncancelable leases as of March 31, 1999 are as follows:


        Year ending March 31:

                2000                          $  683,000
                2001                             543,000
                2002                             485,000
                2003                             168,000
                2004                               3,000
                                          ---------------

                                             $ 1,882,000
                                          ---------------
                                          ---------------

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      INCOME TAXES:

              The provision for income taxes in the accompanying consolidated statements of operations consists of the following deferred federal and state income taxes for the years ended March 31, 1999 and 1998:

                                             1999              1998
                                        ------------     ---------------
          Deferred:
            Federal                       $  56,000         $ (178,000)
            State                            18,000            (41,000)
                                        ------------     ---------------

                                          $  74,000         $ (219,000)
                                        ------------     ---------------
                                        ------------     ---------------

              The 1998 income tax expense (benefit) differs from income taxes computed at the federal statutory rate primarily because of the effect of changes in the valuation allowances.

              The components of the Company's deferred tax assets and liabilities are as follows:

                                                                   March 31, 1999

                                                        Federal               State               Total
                                               ------------------ -------------------    ---------------

       Tax benefit attributable to:
         Net operating loss                           $  139,000          $    2,000         $  141,000
         Litigation contingency reserve                  130,000              38,000            168,000
         Depreciation                                    (31,000)             (9,000)           (40,000)
         Inventories and other                             7,000               5,000             12,000
                                               ------------------ -------------------    ---------------

                                                      $  245,000          $   36,000         $  281,000
                                               ------------------ -------------------    ---------------
                                               ------------------ -------------------    ---------------

              At March 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $450,000 and $26,000, respectively, which expire beginning in 2007.

NOTE 9 -      SEGMENT INFORMATION:

              The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information", effective January 1, 1998. SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

              Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      SEGMENT INFORMATION (CONTINUED):
              Information relative to the Company's business segments is as follows:

                                                                        Years Ended March 31,
                                                                   -----------------------------------
                                                                           1999                1998
                                                                   ----------------   ----------------
          Revenues:
          Deep-drawn metal-formed products                              $  994,816         $  977,537
          Spray coating and industrial mixer systems                     1,109,917          1,140,323
          Ice crushing and shaving equipment                               360,829            311,065
          Rental                                                           714,085            696,116
                                                                   ----------------   ----------------

                                                                       $ 3,179,647        $ 3,125,041
                                                                   ----------------   ----------------
                                                                   ----------------   ----------------


                                                                          Years Ended March 31,
                                                                   -----------------------------------
                                                                            1999               1998
                                                                   ----------------   ----------------

          Operating profit (loss)
          Deep-drawn metal-formed products                              $  114,903         $   29,914
          Spray coating and industrial mixer systems                       257,098            184,558
          Ice crushing and shaving equipment                                26,719              2,417
          Rental                                                           216,935            169,720
                                                                   ----------------   ----------------
                                                                           615,655            386,609
          Less unallocated general corporate charges                       619,622            809,346
                                                                   ----------------   ----------------

                                                                       $   (3,967)       $  (422,737)
                                                                   ----------------   ----------------
                                                                   ----------------   ----------------

                                                                      March 31,
                                                                        1999
                                                                   ----------------

          Identifiable assets:
            Deep-drawn metal-formed products                         $   489,796
            Spray coating and industrial mixer systems                   369,874
            Ice crushing and shaving equipment                           118,085
            Rental                                                     1,797,021
            General corporate                                          1,490,505
                                                                   ----------------

                                                                     $ 4,265,281
                                                                   ----------------
                                                                   ----------------

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      SEGMENT INFORMATION (CONTINUED):

                                                                            Years Ended March 31,
                                                                   ------------------------------------
                                                                             1999              1998
                                                                   ----------------   -----------------
          Depreciation and amortization:
            Deep-drawn metal-formed products                            $   44,461          $   81,675
            Spray coating and industrial mixer systems                      22,620              13,324
            Ice crushing and shaving equipment                               2,357               1,011
            Rental                                                          57,251              63,255
            General corporate                                               68,503              69,538
                                                                   ----------------   -----------------

                                                                        $  195,192          $  228,803
                                                                   ----------------   -----------------
                                                                   ----------------   -----------------

                                                                            Years Ended March 31,
                                                                   -----------------------------------
                                                                             1999             1998
                                                                   ----------------   ----------------
          Capital additions:
            Deep-drawn metal-formed products                            $    1,890         $   35,683
            Spray coating and industrial mixer systems                      53,460             15,105
            Ice crushing and shaving equipment                               7,745
            Rental                                                          58,743            113,500
            General corporate                                               67,478            104,474
                                                                   ----------------   ----------------

                                                                        $  189,316         $  268,762
                                                                   ----------------   ----------------
                                                                   ----------------   ----------------

              The Company's deep-drawn metal-formed products segment had sales to one major customer in 1999 and 1998 of approximately $383,000 and $350,000, respectively. The spray coating and industrial mixer systems segment had sales to one major customer of approximately $437,000 and $450,000 in 1999 and 1998, respectively. In addition, at March 31, 1999, accounts receivable from these customers were approximately $174,000.

              The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 1999 and 1998 of approximately $99,000 and $184,000, respectively. The ice crushing machines segment had purchases from one major supplier in 1998, of approximately $86,000. The spray coating and industrial mixer systems segment had purchases from two major suppliers of approximately $260,000 and $271,000 in 1999 and 1998, respectively.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -     COMMITMENTS AND CONTINGENCIES:

              On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government (USG) would receive $25,000 upon the execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60% of the net rental income derived from the property for an undetermined period of time and 60% of the net proceeds from the sale of the property. The Company has requested a renegotiation of the settlement terms. In March 1997, the Company made a counter-proposal to the USG seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase. As of March 31, 1999, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 1999, this counter-proposal was being evaluated by the USG. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

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

              At March 31, 1999, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

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


NOTE 11 -     INSURANCE RECOVERY:

              During the year ended March 31, 1997, there was a fire at the Company's deep-drawn metal-formed products division, which was accidentally started by a roofing contractor, resulting in fire, smoke and water damage to both the building and inventories. During the year ended March 31, 1999, the Company received approximately $100,000 for production losses resulting from this fire.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -     SUBSEQUENT EVENT:

             The Company suffered a fire in June 1999 at the deep-drawn metal-formed products division, which started in a dust collector resulting in fire, smoke and water damage to both the building and inventories. The Company has filed a claim with its insurer for damage and production loss resulting from the fire.