Form 10-Q
period 1999-09-30
TECHNOLOGY GENERAL CORP
filed 1999-11-12
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, CD 20549

                  Form 10-QSB Quarterly or Transitional Report


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                           Commission File No. 2-97732

                         TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


NEW JERSEY                                  22-1694294
------------------------------              ------------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


12 CORK HILL ROAD, FRANKLIN, NEW JERSEY     07416
---------------------------------------     -----
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code: (973) 827-4143


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|     No |_|

As of September 30, 1999, the Registrant had 5,608,848 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX

                                                                       Page No.
                                                                       --------

Part 1. Financial Information

        Item 1.  Consolidated Financial Statement (unaudited)              3

                 Consolidated Balance Sheet - September  30, 1999

                 Consolidated Statement of Operations
                 For the six months ended
                 September 30, 1999 and 1998                               4

                 Consolidated Statement of Cash Flows
                 For the six months ended
                 September 30, 1999 and 1998                               5

                 Notes to Consolidated Financial Statements                6


        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operation              7 - 8

        Signatures                                                         9

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATATED BALANCE SHEET
                                   (UNAUDITED)
                                SEPTEMBER 30,1999

                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   675,990
  Accounts receivable, net of allowance for doubtful
    accounts of $5,000                                                       448,639
  Inventories                                                                317,734
  Deferred tax asset                                                          12,000
  Prepaid expenses and other current assets                                   81,349
                                                                         -----------
      Total current assets                                                 1,535,712

PROPERTY, PLANT AND EQUIPMENT, net
                                                                           2,233,333

OTHER ASSETS:
  Deferred tax asset                                                         269,000
  Other                                                                       82,186
                                                                         -----------
      Total other assets                                                     351,186
                                                                         -----------

                                                                         $ 4,120,231
                                                                         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                   $   151,988
  Accounts payable and accrued expenses                                      286,338
                                                                         -----------
      Total current liabilities                                              438,326

LONG - TERM DEBT:
  Long-term obligations, net of current maturities                         1,623,266
  Reserve for contingency                                                    394,000
  Security deposits                                                           74,316
                                                                         -----------
      Total long - term debt                                               2,091,582

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,611,228 shares,
  outstanding 5,608,848 shares                                                 5,572
  Class A common stock,$.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding 127,839 shares            167
  Additional paid-in-capital                                               2,399,083
  Accumulated deficit                                                       (812,323)
                                                                         -----------
                                                                           1,592,499

  Less treasury stock, at cost, 2,380 shares                                  (2,176)
                                                                         -----------
      Total stockholders' equity                                           1,590,323
                                                                         -----------

                                                                         $ 4,120,231
                                                                         ===========

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended              Six Months Ended
                                                         September 30                   September 30
                                                         ------------                   ------------
                                                        1999            1998            1999            1998
                                                 -----------     -----------     -----------     -----------
REVENUES:
  Product sales                                  $   630,372     $   689,869     $ 1,239,591     $ 1,260,490
  Rentals                                            179,630         196,791         360,461         377,534
                                                 -----------     -----------     -----------     -----------
                                                     810,002         886,660       1,600,052       1,638,024

COSTS AND EXPENSES:
  Cost of product sales                              379,915         432,999         748,092         817,268
  Cost of rentals                                     82,899          71,858         181,850         184,285
  Selling,general and administrative expenses        381,339         378,054         704,943         676,154
                                                 -----------     -----------     -----------     -----------
                                                     844,153         882,911       1,634,885       1,677,707
                                                 -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                        (34,151)          3,749         (34,833)        (39,683)

OTHER INCOME (EXPENSE):
  Interest expense                                    (3,153)         (1,573)         (7,022)         (2,396)
  Interest and Dividend Income                         9,055             508          15,570           8,397
  Other                                               15,541           5,255          19,023           5,700
                                                 -----------     -----------     -----------     -----------
                                                      21,443           4,190          27,571          11,701
                                                 -----------     -----------     -----------     -----------

NET EARNINGS (LOSS)                              ($   12,708)    $     7,939     ($    7,262)    ($   27,982)
                                                 ===========     ===========     ===========     ===========

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                Increase (Decrease) in Cash and Cash Equivalents
                                    Unaudited

                                                                             Six Months Ended
                                                                               September 30
                                                                               ------------
                                                                              1999          1998
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                       ($  7,262)    ($ 27,982)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                          94,281       101,636
Changes in operating assets and liabilities:
       (increase)in accounts receivable                                    (68,625)      (99,966)
       (increase) decrease in inventories                                   47,158       124,671
       (increase) decrease in prepaid assets and other current assets       11,156         9,534
       (increase) decrease in other assets                                   9,021         6,651
       (increase) decrease in accounts payable and accrued expenses        (90,193)      (68,337)
                                                                         ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   (4,464)       46,207
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                             (158,896)      (57,977)
                                                                         ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (158,896)      (57,977)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                    6,850        38,104
  Principal payments on long-term debt                                     (54,445)      (36,322)
                                                                         ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (47,595)        1,782
                                                                         ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                     (210,955)       (9,988)

CASH AND CASH EQUIVALENTS, beginning of period                             886,945       804,090
                                                                         ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                                 $ 675,990     $ 794,102
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

         In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of September 30, 1999, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At September 30, 1999, this counter-proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

         At September 30, 1999, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

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

YEAR 2000 COMPLIANCE

The Company has incurred costs of approximately $75,000 towards the purchase of hardware, software, installation and the training of personnel. The new system was fully operational by October 1999.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the six-month period ended September 30, 1999, Technology General Corporation and subsidiary had consolidated revenues of $1,600,052 and a net loss of $7,262. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

         The Eclipse and Clawson Divisions operate in combination with each other and total sales for the six-month period amounted to $514,640 and $227,985 respectively for a total of $742,625. The comparable sales for the six-month period ending September 30, 1998 were $564,140 for Eclipse and $181,885 for Clawson for a total of $746,025. The 1999 six-month combined sales decreased $3,400 compared to the 1998 six-month total.

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

         Clawson Machine has received recognition form the National Sanitation Foundation (N.S.F.) for improvements of its various machines used primarily for crushing ice applicable to hotels and restaurants. N.S.F. approval is becoming a mandatory requirement throughout various parts of the country for machines used in the processing of foods and liquids to assure maintenance of sanitary conditions. Clawson is one of a few manufacturers in its category who has been awarded this distinction.

         Elcipse System's sales for the six-months ended September 30, 1999, decreased $49,499 from the comparable period for 1998. Management expects sales to increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

         The Precision Metalform Division reported sales for the six-months ended September 30, 1999 and 1998 of $496,966 and $514,465 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instrument field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

         Transbanc International Investors Corporation, a wholly owned subsidiary, is a real estate holding company, which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the six-months ended September 30, 1999 amounted to $276,110, a decrease of $392 compared to the six-months ended September 30, 1998. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

         The Company's Aerosystems Technology Division owns a 24,000 square foot industrially zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six-month period ended September 30, 1999 totaled $13,080 compared to $25,929 for the comparable 1998 period, a decrease of $12,849.

LIQUIDITY

         As of September 30, 1999 current assets amounted to $1,535,712 and current liabilities totaled $438,326, reflecting a working capital of $1,097,386 and a current ratio of 3.50 to 1. There was a negative cash flow of $210,955 for the current six-month period due to the purchase of building improvements and equipment in the amount of $158,896.

RESULTS OF OPERATIONS

         PRODUCT SALES. Technology General Corporations' manufacturing segment generated sales of $1,239,591 for the six-month period ended September 30, 1999.

         RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 1999 amounted to $360,461, a decrease of $17,073 over the same period for 1998.

         GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 1999, was 42 percent.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 44 percent for the six-months ended September 30, 1999.

         INTEREST. Total Interest Expense for the six-months ended September 30, 1999 amounted to $72,521 of which $65,499 is reflected under "Cost of Rentals" and the remainder of $7,022 is shown as a separate line item within "Other Income (Expense)".

         NET INCOME/LOSS. The net loss for the six-months ended September 30, 1999 amounted to $7,262 and the net loss for the comparable 1998 six-month period was $27,982.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 9, 1999                  TECHNOLOGY GENERAL CORPORATION


                                        BY:  /s/ Charles J. Fletcher
                                             -----------------------------------
                                              Charles J. Fletcher
                                              President, Chief Executive Officer
                                              Chairman of the Board


                                        BY: /s/ Helen S. Fletcher
                                            ------------------------------------
                                              Helen S. Fletcher
                                              Secretary/Treasurer