Form 10QSB
period 1999-12-31
TECHNOLOGY GENERAL CORP
filed 2000-02-28
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report


_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31, 1999

                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                           Commission File No. 2-97732

                         TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
(Exact name of Small Business Issuer in its charter)


New Jersey                                  22-1694294
-----------------------------               -----------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


12 Cork Hill Road, Franklin, New Jersey     07416
----------------------------------------    -----------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code:        (973) 827-4143


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                         No
                        ---                           ---

As of December 31, 1999, the Registrant had 5,608,848 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX


                                                                                  PAGE NO.
Part 1.       Financial Information

              Item 1.       Consolidated Financial Statement (unaudited)                 3

                            Consolidated Balance Sheet - December 31, 1999

                            Consolidated Statement of Operations
                            For the nine months ended
                            December 31, 1999 and 1998                                   4

                            Consolidated Statement of Cash Flows
                            For the nine months ended
                            December 31, 1999 and 1998                                   5

                            Notes to Consolidated Financial Statements                   6


              Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operation                 7 - 8

              Signatures                                                                 9

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATATED BALANCE SHEET
                                   (UNAUDITED)
                                December 31, 1999

                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $590,002
  Accounts receivable, net of allowance for doubtful
    accounts of $5,000                                                            432,326
  Inventories                                                                     262,971
  Deferred tax asset                                                               12,000
  Prepaid expenses and other current assets                                        56,929
                                                                            --------------
      Total current assets                                                      1,354,228

PROPERTY, PLANT AND EQUIPMENT, net
                                                                                2,221,555

OTHER ASSETS:
  Deferred tax asset                                                              269,000
  Other                                                                            76,176
                                                                            --------------
      Total other assets                                                          345,176
                                                                            --------------

                                                                               $3,920,959
                                                                            ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                           $107,277
  Accounts payable and accrued expenses                                           245,895
                                                                            --------------
      Total current liabilities                                                   353,172

LONG - TERM DEBT:
  Long-term obligations, net of current maturities                              1,649,816
  Reserve for contingency                                                         356,000
  Security deposits                                                                74,316
                                                                            --------------
      Total long - term debt                                                    2,080,132

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,611,228 shares,
  outstanding 5,608,848 shares                                                      5,572
  Class A common stock, $.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding 127,839 shares                 167
  Additional paid-in-capital                                                    2,399,083
  Accumulated deficit                                                            (914,991)
                                                                            --------------
                                                                                1,489,831

  Less treasury stock, at cost, 2,380 shares                                       (2,176)
                                                                            --------------
      Total stockholders' equity                                                1,487,655
                                                                            --------------

                                                                               $3,920,959
                                                                            ==============


               See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                     Nine Months Ended
                                                      DECEMBER, 31                           DECEMBER, 31
                                                      ------------                           ------------
                                                       1999           1998                  1999               1998
                                                       ----           ----                  ----               ----
REVENUES:
  Product sales                                    $608,938       $516,872           $ 1,848,529        $ 1,777,362
  Rentals                                           184,600        185,571               545,061            563,105
                                               -------------  -------------        --------------  -----------------
                                                    793,538        702,443             2,393,590          2,340,467

COSTS AND EXPENSES:
  Cost of product sales                             415,763        328,645             1,163,855          1,145,913
  Cost of rentals                                    92,059         91,059               273,909            275,344
  Selling,general and administrative expenses       394,833        321,124             1,099,776            997,278
                                               -------------  -------------        --------------  -----------------
                                                    902,655        740,828             2,537,540          2,418,535
                                               -------------  -------------        --------------  -----------------

INCOME (LOSS) FROM OPERATIONS                      (109,117)       (38,385)             (143,950)           (78,068)

OTHER INCOME (EXPENSE):
  Interest expense                                   (3,272)        (1,800)              (10,294)            (4,196)
  Interest and Dividend Income                        7,995         (4,294)               23,565              4,103
  Other                                               1,726         16,824                20,749             22,524
                                               -------------  -------------        --------------  -----------------
                                                      6,449         10,730                34,020             22,431
                                               -------------  -------------        --------------  -----------------

NET EARNINGS (LOSS)                               ($102,668)      ($27,655)            ($109,930)          ($55,637)
                                               =============  =============        ==============  =================


           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                Increase (Decrease) in Cash and Cash Equivalents
                                    Unaudited

                                                                              Nine Months Ended
                                                                                DECEMBER 31
                                                                                1999            1998
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        ($109,930)       ($55,637)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                           148,287         147,842
Changes in operating assets and liabilities:
       (increase) in accounts receivable                                     (52,312)         15,419
       (increase) decrease in inventories                                    101,921         110,305
       (increase) decrease in prepaid assets and other current assets         35,576          59,548
       (increase) decrease in other assets                                    15,031          10,443
       (increase) decrease in accounts payable and accrued expenses          (75,162)       (139,018)
                                                                         ------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     63,411         148,902
                                                                         ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                               (196,512)       (135,943)
                                                                         ------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (196,512)       (135,943)
                                                                         ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                                      6,850          38,430
  Principal payments on long-term debt                                      (170,692)        (51,387)
                                                                         ------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (163,842)        (12,957)
                                                                         ------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       (296,943)              2

CASH AND CASH EQUIVALENTS, beginning of period                               886,945         804,090
                                                                         ------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                    $590,002        $804,092
                                                                         ============  ==============








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

        In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of December 31, 1999, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At December 31, 1999, this counter-proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

        At December 31, 1999, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the nine-month period ended December 31, 1999, Technology General Corporation and subsidiary had consolidated revenues of $2,393,590 and a net loss of $109,930. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

        The Eclipse and Clawson Divisions operate in combination with each other and total sales for the nine-month period amounted to $798,340 and $324,299 respectively for a total of $1,122,639. The comparable sales for the nine-month period ending December 31, 1998 were $805,827 for Eclipse and $276,463 for Clawson for a total of $1,082,290. The 1999 nine-month combined sales increased $40,349 compared to the 1998 nine-month total.

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

        Elcipse System's sales for the nine-months ended December 31, 1999, decreased $7,487 from the comparable period for 1998. Management expects sales to increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

        The Precision Metalform Division reported sales for the nine-months ended December 31, 1999 and 1998 of $725,890 and $695,072 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instrument field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

        Transbanc International Investors Corporation, a wholly owned subsidiary, is a real estate holding company, which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the nine-months ended December 31, 1999 amounted to $417,018, an increase of $960 compared to the nine-months ended December 31, 1998. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

        The Company's Aerosystems Technology Division owns a 24,000 square foot industrially zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine-month period ended December 31, 1999 totaled $19,242 compared to $34,388 for the comparable 1998 period, a decrease of $15,146.

LIQUIDITY

         As of December 31, 1999 current assets amounted to $1,354,228 and current liabilities totaled $353,172, reflecting a working capital of $1,001,056 and a current ratio of 2.83 to 1. There was a negative cash flow of $296,943 for the current nine-month period due to the purchase of building improvements and equipment in the amount of $196,512 and principal payments of long-term debt of $170,692.

RESULTS OF OPERATIONS

         PRODUCT SALES. Technology General Corporations' manufacturing segment generated sales of $1,848,529 for the nine-month period ended December 31, 1999.

         RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 1999 amounted to $545,061, a decrease of $18,044 over the same period for 1998.

         GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 1999, was 40 percent.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 46 percent for the nine-months ended December 31, 1999.

         INTEREST. Total Interest Expense for the nine-months ended December 31, 1999 amounted to $108,260 of which $97,966 is reflected under "Cost of Rentals" and the remainder of $10,294 is shown as a separate line item within "Other Income (Expense)".

         NET INCOME/LOSS. The net loss for the nine-months ended December 31, 1999 amounted to $109,930 and the net loss for the comparable 1998 nine-month period was $55,637.

                                       SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:          February 23, 1999       TECHNOLOGY GENERAL CORPORATION






                                       BY:
                                           -----------------------------------
                                             Charles J. Fletcher
                                             President, Chief Executive Officer
                                             Chairman of the Board






                                       BY:
                                           -----------------------------------
                                             Helen S. Fletcher
                                             Secretary/Treasurer

PART 1:        LEGEND

YES:              X
               ------


LEGEND: This schedule contains summary financial information extracted from the consolidated financial statements found on pages 3 and 4 of the Company's Form 10-QSB for the nine-months ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.

PART 2:        TAGS REQUIRED WHEN APPLICABALE

1 column

Column 1       No

Column 6       Yes

PART 3:        COLUMNS

1 column

6-MOS

Column 1:      nine-months ended December 31, 1999


PART 4:        REQUIRED TABS

Tag  8:        Mar 31, 2000

Tag  9:        Apr 01,  1999

Tag 10:        Dec 31, 1999

Tag 11:        590,002

Tag 12:        0

Tag 13:        437,326

Tag 14:        5,000

Tag 15:        262,971

Tag 16:        1,354,228

Tag 17:        6,339,102

Tag 18:        4,117,547

Tag 19:        3,920,959

Tag 20:        353,172

Tag 21:        2,080,132

Tag 22:        0

Tag 23:        0

Tag 24:        5,739

Tag 25:        1,481,916

Tag 26:        3,920,959

Tag 27:        1,848,529

Tag 28:        2,393,590

Tag 29:        1,163,855

Tag 30:        2,537,540

Tag 31:        (44,314)

Tag 32:        0

Tag 33:        10,294

Tag 34:        (109,930)

Tag 35:        0

Tag 36:        (109,930)

Tag 37:        0

Tag 38:        0

Tag 39:        0

Tag 40:        (109,930)

Tag 41:        (.02)

Tag 42:        (.02)