Form 10QSB
period 1999-06-30
TECHNOLOGY GENERAL CORP
filed 2000-05-04
CIK 768914

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, CD 20549

                  Form 10-QSB Quarterly or Transitional Report


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       OR

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                           Commission File No. 2-97732


                         TECHNOLOGY GENERAL CORPORATION
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


New Jersey                                  22-1694294
------------------------------              ------------------------------------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


12 Cork Hill Road, Franklin, New Jersey     07416
---------------------------------------     -------------
(Address of principal executive offices)    (Zip Code)


Issuer's telephone number, including area code:  (973) 827-4143


Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes /X/     No / /

As of June 30, 1999, the Registrant had 5,608,848 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------

Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)             3

                  Consolidated Balance Sheet - June 30, 1999

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 1999 and 1998                                   4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 1999 and 1998                                   5

                  Notes to Consolidated Financial Statements               6


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation             7 - 8

         Signatures                                                        9

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATATED BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30,1999

                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   763,701
  Accounts receivable, net of allowance for doubtful
    accounts of $5,000                                                         415,136
  Inventories                                                                  376,372
  Deferred tax asset                                                            12,000
  Prepaid expenses and other current assets                                     86,459
                                                                           -----------
      Total current assets                                                   1,653,668

PROPERTY, PLANT AND EQUIPMENT, net
                                                                             2,225,488

OTHER ASSETS:
  Deferred tax asset                                                           269,000
  Other                                                                         88,196
                                                                           -----------
      Total other assets                                                       357,196
                                                                           -----------

                                                                           $ 4,236,352
                                                                           ===========

                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $   204,284
  Accounts payable and accrued expenses                                        328,969
                                                                           -----------
      Total current liabilities                                                533,253

LONG - TERM DEBT:
  Long-term obligations, net of current maturities                           1,719,754
  Reserve for contingency                                                      306,000
  Security deposits                                                             74,316
                                                                           -----------
      Total long - term debt                                                 2,100,070

STOCKHOLDERS' EQUITY:
  Common stock,$.001 par value, 1 vote per share,
  authorized 30,000,000 shares,issued 5,490,228 shares,
  outstanding 5,489,448 shares                                                   5,572
  Class A common stock,$.001 par value, .1 vote per share,
  authorized 15,000,000 shares, issued and outstanding 158,839 shares              167
  Additional paid-in-capital                                                 2,399,083
  Accumulated deficit                                                         (799,617)
                                                                           -----------
                                                                             1,605,205

  Less treasury stock, at cost, 780 shares                                      (2,176)
                                                                           -----------
      Total stockholders' equity                                             1,603,029
                                                                           -----------

                                                                           $ 4,236,352
                                                                           ===========

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                June 30
                                                   ---------------------------------
                                                       1999                 1998
                                                   -------------       -------------
REVENUES:
  Product sales                                    $     609,219       $     570,621
  Rentals                                                180,831             180,743
                                                   -------------       -------------
                                                         790,050             751,364

COSTS AND EXPENSES:
  Cost of product sales                                  368,177             384,269
  Cost of rentals                                         98,951             112,427
  Selling,general and administrative expenses            323,604             298,100
                                                   -------------       -------------
                                                         790,732             794,796
                                                   -------------       -------------

INCOME (LOSS) FROM OPERATIONS                               (682)            (43,432)

OTHER INCOME (EXPENSE):
  Interest expense                                        (3,869)               (823)
  Interest Income                                          6,515               7,889
  Other                                                    3,482                 445
                                                   -------------       -------------
                                                           6,128               7,511
                                                   -------------       -------------

NET EARNINGS (LOSS)                                $       5,446       $     (35,921)
                                                   =============       =============

           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 1999 AND 1998 Increase
                     (Decrease) in Cash and Cash Equivalents
                                    Unaudited

                                                                              Three Months Ended
                                                                                    June 30
                                                                           -------------------------
                                                                             1999            1998
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                         $   5,446       $ (35,921)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                            47,140          34,893
Changes in operating assets and liabilities:
       (increase)in accounts receivable                                      (35,122)         (5,566)
       (increase) decrease in inventories                                    (11,480)         43,461
       (increase) decrease in prepaid assets and other current assets          6,046          (4,300)
       (increase) decrease in other assets                                     3,011         (31,533)
       (increase) decrease in accounts payable and accrued expenses            7,912          53,966
                                                                           ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     22,953          55,000
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                               (103,910)        (41,096)
                                                                           ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (103,910)        (41,096)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                    (336)              0
  Proceeds from issuance of notes payable                                      6,850          38,430
  Principal payments on long-term debt                                       (48,801)        (15,519)
                                                                           ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (42,287)         22,911
                                                                           ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                       (123,244)         36,815

CASH AND CASH EQUIVALENTS, beginning of period                               886,945         804,090
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                   $ 763,701       $ 840,905
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

         In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of June 30, 1999, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At June 30, 1999, this counter-proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

         As of July, 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process, and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

         At June 30, 1999, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

         In addition to the above, the Company is party to various lawsuits and claims arising in the ordinary course of business. While the ultimate effects of such ligigation cannot be determined at the present time, it is management's opinion, based on the advice of legal counsel, that any liabiilties which may result from these actions would not have a material effect on the Company's ability to operate.


YEAR 2000 COMPLIANCE

The Company anticipates the expenditure of approximately $75,000 towards the purchase of hardware, software, installation and the training of personnel. The new system is expected to be fully operational by October 1999.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the three-month period ended June 30, 1999, Technology General Corporation and subsidiary had consolidated revenues of $790,050 and a net income of $5,446. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

         The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $244,831 and $115,723 respectively, for a total of $360,554. The comparable sales for the quarter ended June 30, 1998 were $231,892 for Eclipse and $93,074 for Clawson for a total of $324,966, a combined increase in sales of $35,588 in 1999.

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

         Eclipse System's sales for the three-months ended June 30, 1999, increased $12,939 from the comparable period for 1998. Management expects sales to continue to increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

         The Precision Metalform Division reported sales for the three-months ended June 30, 1999 and 1998 of $248,665 and $245,654 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instrument field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

         Transbanc International Investors Corporation, a wholly owned subsidiary, is a real estate holding company, which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the three-months ended June 30, 1999 amounted to $137,938, an increase of $7,047 compared to the three-months ended June 30, 1998. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

         The Company's Aerosystems Technology Division owns a 24,000 square foot industrially zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 1999 totaled $7,257 compared to $12,300 for the comparable 1998 period, a decrease of $5,043.

LIQUIDITY

         As of June 30, 1999 current assets amounted to $1,653,668 and current liabilities totaled $533,253, reflecting a working capital of $1,120,415 and a current ratio of 3.10 to 1. There was a decrease in cash flow of $123,244 for the current three-month period.

RESULTS OF OPERATIONS

         PRODUCT SALES. Technology General Corporations' manufacturing segment generated sales of $609,219 for the three-month period ended June 30, 1999.

         RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 1999 amounted to $180,831, an increase of $88 over the same period for 1998.

         GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 1999, was 41 percent.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 41 percent for the three- months ended June 30, 1999.

         INTEREST. Total Interest Expense for the three-months ended June 30, 1999 amounted to $36,712 of which $32,843 is reflected under "Cost of Rentals" and the remainder of $3,869 is shown as a separate line item within "Other Income (Expense)".

         NET INCOME/LOSS. The net income for the three-months ended June 30, 1999 amounted to $5,446, an increase of $41,637 compared to the net loss of $35,921 for the period ending June 30, 1998. The $41,367 increase is due mainly to revenues increasing $38,686 while costs and expenses remained unchanged.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 24, 1999                 TECHNOLOGY GENERAL CORPORATION






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