Form 10QSB
period 1998-06-30
TECHNOLOGY GENERAL CORP
filed 2000-05-31
CIK 768914

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30, 1998

                                   OR

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            Commission File No. 2-97732

               TECHNOLOGY GENERAL CORPORATION

 ......................................................................
(Exact name of Small Business Issuer in its charter)

New Jersey                                       22-1694294
 ..............................      ...........................
(State or jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

12 Cork Hill Road, Franklin, New Jersey                    07416
 .....................................................................
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (973) 827-4143

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                         No
       ......                      ......

As of June 30, 1998, the Registrant had 5,521,448 share of Common Stock outstanding and 126,839 shares of Class A Common Stock outstanding.

                     TECHNOLOGY GENERAL CORPORATION

                                 INDEX

                                                                PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - June 30, 1998        3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 1998 and 1997                            4

                  Consolidated Statement of Cash Flows
                  For the nine months ended
                  June 30, 1998 and 1997                            5

                  Notes to Consolidated Financial Statements        6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation      7-8

                  Signatures                                        9

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 June 30, 1998


               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $840,905
  Accounts receivable, net of allowance for doubtful
  accounts of $5,000                                            359,178
  Inventories                                                   325,038
  Deferred tax asset                                             21,000
  Prepaid expenses and other current assets                      87,101
                                                             ..........
        Total current assets                                  1,633,222

PROPERTY, PLANT AND EQUIPMENT, net
                                                              2,171,645

OTHER ASSETS:
    Deferred tax asset                                          334,000
    Other                                                       126,357
                                                             ..........
        Total other assets                                      460,357
                                                             ..........

                                                             $4,265,224
                                                             ::::::::::

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                         $81,571
   Accounts payable and accrued expenses                        442,271
                                                             ..........
         Total current liabilities                              523,842

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,563,741
   Reserve for contingency                                      600,000
   Security deposits                                             74,316
                                                             ..........
    Total long - term debt                                    2,238,057
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,490,228 shares,
   outstanding 5,489,448 shares                                   5,572
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 158,839 shares                                       167
   Additional paid-in-capital                                 2,399,083
   Accumulated deficit                                        (901,257)
                                                             ..........
                                                              1,503,565
  Less treasury stock, at cost, 780 shares                        (240)
                                                             ..........
     Total stockholders' equity                               1,503,325
                                                             ..........

                                                             $4,265,224
                                                            :::::::::::


      See accompanying notes to consolidated financial statements

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                            Three Months Ended
                                June 30
                             ................
                            1998     1997
                           ......  ........

REVENUES:
   Product sales           $570,621  $669,656
   Rentals                  180,743   151,296
                           ........  ........
                            751,364   820,952

COSTS AND EXPENSES:
  Cost of product sales     384,269   406,960
  Cost of rentals           112,427    96,318
  Selling, general and
  administrative expenses   298,100   287,568
                           ........  ........
                            794,796   790,846
                           ........  ........
INCOME (LOSS) FROM
 OPERATIONS                (43,432)    30,106

OTHER INCOME (EXPENSE):
  Interest expense            (823)    (2,540)
  Interest income            7,889
  Other                         445     1,830
                            .......    .......
                              7,511      (710)
                           ........   ........

NET INCOME   (LOSS)       ($35,921)  ($29,396)
                          :::::::::: :::::::::


 See Accompanying notes to consolidated financial statements

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED JUNE 30, 1998 AND 1997
           Increase (Decrease) in Cash and Cash Equivalents
                               Unaudited


                                                Three Months Ended
                                                     June 30
                                             1998               1997
                                          .......              ........
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      ($35,921)          $29,396
     Adjustment to reconcile net income
      (loss) to net cash provided by
      operating activities:
     Depreciation and amortization            34,893            48,778
Changes in operating assets
 and liabilities:
     (Increase) in accounts receivable        (5,566)           (91,448)
     Decrease in inventories                  43,461             34,821
     (Increase) decrease in
     Prepaid assets and other current assets  (4,300)            23,821
     (Increase) decrease in
      other assets                          (31,533)            10,860
    Increase (decrease) in accounts
      payable and accrued expenses           53,966            (44,448)
    Increase in security deposits                 0              2,373
                                          ............       ..........
NET CASH PROVIDED BY OPERATING ACTIVITIES    55,000             14,157
                                          ............       ..........

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property,
    plant, and equipment                     (41,096)         (119,166)
                                           ...........       ..........
NET CASH USED IN INVESTING ACTIVITIES        (41,096)         (119,166)
                                           ...........      ...........

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt       (15,519)          (14,380)
   Proceeds from issuance of notes payable    38,430            26,950
                                             .........       ..........
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                         22,911            12,570
                                            .........        ..........

NET INCREASE (DECREASE) IN CASH AND           36,815           (92,439)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
 beginning of period                         804,090           282,491
                                             .......          ........

CASH AND CASH EQUIVALENTS, end of period    $840,905          $190,052
                                            ::::::::          ::::::::




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

     In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of June 30, 1998, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000 and this counter proposal was being evaluated. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

     As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process, and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its finanical position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

OTHER LEGAL MATTERS

     The Company is a party to a litigation in which a judgement was awarded against a predecessor of the Company for approximately $170,000 (as of October of 1996) plus continuing fines, interest,and penalties as permitted by the Rhode Island Court. Management believes that this judgement is non-recoverable since the predecessor corporation is no longer in existance and intends to vigorously defend itself in this matter.

     At June 30, 1998, the Company has accrued $625,000 which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of the above-mentioned litigations.

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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
     For the three-month period ended June 30, 1998, Technology
General Corporation and subsidiary had consolidated revenues of $751,364 and net loss of $35,921. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $231,892 and $93,074, respectively, for a total of $324,966. The comparable sales for the quarter ended June 30, 1997, were $280,893 for Eclipse and $71,730 for Clawson for a total of $352,623, a combined decrease in sales of $27,657 in 1998.

     Clawson Machine's ice crushing products featuring the patented
"Plus Crusher" are used in conjunction with major ice cube machines, primarily Scotsman, Manitowoc, Crystal Tips, and Ice-O-Matic. This system provides an in-line means to intercept the flow of ice cubes in order to process them into crushed ice during each ice cube harvest cycle. This device which is installed as an integral part of each ice cube machine, is used predominantly by hotels and restaurants where large volumes of crushed ice are required.

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

     Eclipse System's sales for the three months ended
June 30, 1998, decreased $49,000 from the comparable period for 1997. Management expects sales to gradually increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

     The Precision Metalform Division reported sales for the three months ended June 30, 1998 and 1997 of $245,654 and $317,033, respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.


     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 107,000 square foot building to five (5) industrial tenants. Total rental revenue for the three months ended June 30, 1998 amounted to $130,891, a increase of $21,650 compared to the three months ended June 30, 1997. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 1998, totaled $12,300 compared to $12,100 for the comparable 1997 period, an increase of $200.

LIQUIDITY

   As at June 30, 1998, current assets amounted to $1,632,222 and current liabilities totaled $523,842, reflecting a working capital of $1,109,380 and a current ratio of 3.12 to 1. There was a increase in cash flow of $36,815 for the current three-month period.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $570,620 for the three-month period ended June 30, 1998.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 1998 amounted to $180,743, an increase of $29,447 over the same period for 1997.

     GROSS MARGIN. The consolidated gross profit margin for the three months ended June 30, 1998, was 34 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 40 percent for the three months ended June 30, 1998.

     INTEREST.  Total interest expense for the three months ended
June 30,1998 amounted to $34,427 of which $33,605 is reflected under "Cost of Rentals" and the remainder of $822 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the three months ended
June 30, 1998 amounted to $35,921, a decrease of $65,317 compared to the net income of $29,396 for the period ending June 30, 1997.
The $65,317 decrease is due mainly to revenues decreasing $69,588 while costs and expenses remained unchanged.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 29, 1998             TECHNOLOGY GENERAL CORPORATION



           Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





            Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer