Form 10KSB
period 2000-03-31
TECHNOLOGY GENERAL CORP
filed 2000-07-14
CIK 768914

	       U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

       (X) Annual Report Pursuant to Section 13 or 15 (d)
           Of the Securities and Exchange Act of 1934

            For the Fiscal Year Ended March 31, 2000

       ( ) Transition Report Under Section 13 0r 15 (d)
            Of the Securities and Exchange Act of 1934

       For the transition Period From_________ to _________

                  Commission File No. 2-97732

                 TECHNOLOGY GENERAL CORPORATION

New Jersey                              22-1694294
State of Incorporation    I.R.S. Employer Identification No.

12 Cork Hill Road, Franklin, New Jersey          07416
Address of Principal Executive Office         Zip Code

Registrant's Telephone No.:  973-827-4143

Securities Registered Pursuant to Section 12 (g) of the Act:

Title of Each Class           Common Stock
                              Common Stock Class A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes X           No____

Check here if there is not disclosure of delinquent files in response to
Item 40 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

                              I

State Registrant's Revenues for Most Fiscal Year:
$3,159,395

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2000 based on the closing bid on such day of $7/32.
$622,578

Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2000:

Common: 5,608,672
Common Stock Class A: 127,839

Transitional Small Business Disclosure Format:

Yes______   No  X

                              II

                       PART I
ITEM I    DESCRIPTION OF BUSINESS
The Company
Technology General Corporation ("Tech Gen") is the parent company and successor to Aerosystems Technology Corporation incorporated in the State of New Jersey in 1957 which operates four (4) divisions and one (1) subsidiary, collectively The Company.

In addition, Tech Gen is the owner of a planned substantial industrial park approved and known as the Franklin Corporate Campus and other local properties suitable for industrial development, all of which are currently in the undeveloped planning stage.

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures numerous products, including spray coating systems and industrial air-driven mixers. Their spray coating systems are used mainly for coating industrial products and the industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushung equipment that is used by hotels and restaurants. The Aerosystems Division is the lessor of a 24,000 square foot industrially zoned building, which presently has three tenants.

Transbanc International Investors Corporation ("Transbanc"), a wholly owned subsidiary, is a real estate holding company which leases its 107,000 square foot building.

Division Operations

The three (3) manufacturing divisions, Precision Metalform, Eclipse Systems and Clawson Machine, all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

Employees

As of March 31, 2000, the Company had approximately thirty-one (31) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2000 were $934,195, a decrease of $60,621 or (6%) from the previous fiscal year sales of $994,816. The decrease was attributable to a fire that occurred in the finishing department and resulted in a business interruption loss. The company has received funds through the business interruption policy to offset the manufacturing related losses.

2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2000 were $1,067,555, a decrease of $42,362 (3.8%) from the 1999 fiscal year's sales of $1,109,917. The decrease is attributable to the economic slow down in the industries serviced by our products. Aware of this economic situation, we have expanded our product line to meet the needs of new untouched markets. These new products include a full line of gear reduced flange mixers, available with air and electric drive. We are currently updating our hand held and pail mixers. With the core mixer line now well accepted in industry, these new items round out our product line by tapping markets previously unavailable. With a multi-faceted marketing approach, we are able to shift our sales efforts to compensate for the changing economic market.


The spray division of Eclipse Systems has maintained a consistent record of growth. This is attributable to our imported line of high volume, low-pressure ("HVLP") spray guns. With the U.S. Environmental Protection Agency ("E.P.A.") standards for spray coating applications becoming more stringent, our HVLP spray guns have had excellent acceptance into the industry as an approved alternative.

3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant fields. Sales for the current fiscal year increased $87,057 to $447,886 compared to sales of $360,829 for the fiscal year ended March 31, 2000 a (24%) improvement in sales.

Division Marketing

1.  Precision Metalform Division

The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or The Thomas Register and is generally known through information provided by the Writing Instruments Association.

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

2. Eclipse Systems Division

Eclipse Systems blends it marketing in various media to maximize product exposure. Monthly industrial journals have been a great source of sales leads. We are continuing to expand our distributor network and have our products placed in nationally recognized industrial supply catalogs. We continue to advertise with Thomas Register and have a web page link in our advertisements. Our web page has been updated to show the new products and we maintain an e-mail address for electronic communication. We will also be exhibiting the mixer line at various trade shows throughout the year.

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

Competition

The Precision Metalform Division is believed to be one of two companies within the United States who supply in excess of 80 percent of the major metal components for domestic writing instrument manufacturers. Both Precision Metalform and its competitor enjoy supplying common customers depending on their needs, lead time and selected specifications. Precision Metalform is a direct competitor with several firms engaged in the manufacture of deep drawn metal components. In this regard, Precision has found competition to be keen and subject to special fabrication capabilities and pricing strategies.

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

The Clawson Machine Division is one of several small companies in the United States engaged in the manufacture of ice crushing and ice shaving equipment. Due to the proprietary nature of our designs, we are not subject to any direct competition. Several models of ice crushing equipment have been listed with the National Sanitary Foundation. An N.S.F. listing is a mandatory requirement in many states for food service equipment and is not available on competitive models.

Current Operating Environment

The consolidated statement of operations for the fiscal year ended
March 31, 2000 reflects a net loss of $15,915 as compared to net income of $60,275 for the fiscal year ended March 31, 1999, a decrease of $76,190.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $143,122 for the current year.

The Aerosystems Division is currently leasing space at its Franklin, New Jersey location where a Superfund project clean up restored the property. The refurbished portion of the plant located there is presently leased by two
(2) tenants. Total revenue generated at the Aerosystems facility during the fiscal year ended March 31, 2000 was $25,562.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from seven (7) industrial tenants. Current rental revenues were $541,075.

Rental revenues generated for the fiscal year ended March 31, 2000 were $709,759 a decrease of $4,326 over 1999 revenues of $714,085.

Although the Company still has not completely settled its environmental claims stemming from a former site occupied in the early 1960's and 1970's (see Item 3 for further details), the Company has continued its settlement discussions with the Federal Government, which includes a portion of the claim as it is applicable to the New Jersey Department of Environmental Protection. The Company will continue to seek a settlement that is structured in such a way to allow the Company to meet the cash flow requirement to liquidate this claim in an orderly fashion. In conjunction with this effort, various Company insurance carriers have been put on notice and Management is reviewing the possibilities of engaging an environmental law firm which specializes in such matters for the purpose of seeking recovery under its catastrophic portion of its prior policies.

The following summarizes Management's plans, which, if successful and if implemented on a timely basis, could give the Company the ability to substantially improve its operating income base:

1. Continue to evaluate its marketing strategies for the sales of its products in all divisions.

2. Aggressively pursue new sales for Eclipse's new electric mixer line to supplement sales of its air driven mixer line.

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

Registration

Tech Gen is a publicly traded holding company that is listed currently in the pink sheets and subject to the rules and regulations governed by the Securities and Exchange Commission. It is required periodically to submit detailed operating and financial reports to the S.E.C. and to furnish any other information that the authority may require. The Company's stock is traded over the counter and its transfers are handled through The Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016

Significant Customers

For the year ended March 31, 2000, the Clawson Division had sales of $56,335 to one (1) major customer, Scruggs, Inc., which accounted for 13 percent of the total sales of $447,886. One major customer, McMaster-Carr Supply Co., accounted for $243,429 or 23 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

The Precision Metalform Division has two customers which together represent 63 percent of Precision Metalform's total sales. Sheaffer Pen represents 25 percent and Accutec Inc. represents 38 percent. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2          DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased by two (2) tenants and is expected to generate $143,000 in rental revenues for the fiscal year ended March 31, 2001.

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

The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which
3.5 acres were the subject of an E.P.A. Superfund clean up. This property has been partially restored and is presently occupied by two (2) tenants. The Division is currently seeking to sell or lease this building
(see Environmental Matters).

ITEM 3      LEGAL PROCEDURES
Environmental Matters
On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government ("USG") would receive $25,000 upon the execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60 percent of the net rental income derived from the property for an undetermined period of time and 60 percent of the net proceeds from the sale of the property. The Company has requested a renegotiation of the settlement terms.

In March of 1997, the Company made a counter proposal to the USG seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the clean up phase. As of March 31, 2000, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 2000, this counter proposal was being evaluated. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

In July of 1997, the New Jersey Department of Environmental Protection ("DEP") instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraphs. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act") whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the clean up of the hazardous substances.

As of July 1997, the DEP had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the clean up costs incurred and to be incurred in accordance with a provision in the Spill Act. The litigation is now in the discovery process and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

Other Legal Matters

At March 31, 2000, the Company has accrued $444,000, $25,000 of which is included in accrued expenses and other current liabilities, which it believes will be sufficient to satisfy any liabilities which may occur in connection with the settlement of any pending litigation.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                          PART II

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded in the over the counter market. The Company has three security firms to represent the Company.

Since the Company's merger with its subsidiary, Aerosystems Technology Corporation, the Company has experienced limited trading in the over the counter market. The following tables show for the calendar periods indicated, the representative high and low bid prices as reported by the National Quotation Bureau, Inc. of the Company's Common Stock for its past two fiscal years. Such prices represent quotations between dealers without adjustments for retail mark up, markdown or commissions and do not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2000          Common Stock Bid
                                            High      Low

First quarter ended June 30, 1999            .25      .18
Second quarter ended September 30, 1999      .219     .17
Third quarter ended December 31, 1999        .187     .11
Fourth quarter ended March 31, 2000          .219     .11

Fiscal Year Ended March 31, 1999           Common Stock Bid
                                            High      Low

First quarter ended June 30, 1998           1/3        1/5
Second quarter ended September 30, 1998     1/5        3/16
Third quarter ended December 31, 1998       1/5        3/32
Fourth quarter ended March 31, 1999         1/4        3/16

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2000 was 459. As of March 31, 2000 the number of holders of Common Stock Class A was 16.

Dividends

The Company has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.


Forward Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future.
Forward looking statements include: statements regarding future products or product development, statements regarding future research and development spending, statements regarding the Company's product development strategy and statements regarding the levels of increased sales. All forward looking statements included in the document are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Company's financial condition, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including notes thereto.

Liquidity and Capital Resources

Working capital at March 31, 2000 was $1,121,669 and the current ratio was
3.6 to 1. Working capital remained fairly constant with that of last year, showing a slight decrease of $86,168.

Net cash flow used in operations for the fiscal year ended March 31, 2000 amounted to $17,615 a decrease of $241,798 from that of March 31, 1999.

Results of Operations (consolidated)

The following table sets for the statement of operations for the Company on a consolidated basis for the years ended March 31, 2000 and March 31, 1999. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2000          1999
Revenue
 Product Sales                        2,449,636     $2,465,562
 Rental Income                          709,759        714,085
                                      3,159,395      3,179,647
Costs and Expenses
 Cost of Product Sales                1,399,498      1,490,603
 Cost of Rentals                        369,662        357,787
 Selling, General, Administrative     1,675,475      1,335,224

                                      3,444,635      3,183,614
Loss from Operations                   (285,240)        (3,967)
Other Income                            257,325        138,242
Income (loss) before Income
Tax Expense (benefit)                   (27,915)       134,275
Income Tax Expense (benefit)            (12,000)        74,000
Net Income (loss)                       (15,915)        60,275
Net Income (loss) Applicable to
Common Shareholders                        0.00            .01
Current Ratio                              3.63           3.30
Weighted Average Number of Common
Shares Outstanding Used in Computing
Basic and Diluted Earnings (loss)
PerCommon Share                       5,785,243      5,738,350

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999
(see description of business discussion of dividends)

Technology General Corporation generated consolidated revenues of $3,159,395 and $3,179,647 for the fiscal years ended March 31, 2000 and 1999 respectively. The manufacturing division's sales for 2000 were $2,449,636 a decrease of $20,711 when compared to 1999 product sales of $2,465,562. The Clawson Machine Division sales increased 24% amounting to $87,057 from $360,829 in 1999 to $447,886 for 2000. The Precision Metalform Division also had a decrease in sales of $60,621 to $934,195 for 2000 compared to $994,816 in 1999. Eclipse Systems Division's sales decreased a total of $42,362 to $1,067,555 for the fiscal year ended March 31, 2000 from $1,109,917 recorded the previous fiscal year.

Rental revenues recorded a decrease of $4,326 to $709,759 for the current fiscal year compared to the previous fiscal year of $714,085. The Aerosystems Division recorded a decrease of $16,950 in rental revenues to $25,562 in 2000 compared to $42,512 in 1999. Technology General Corp. had an increase in rental revenue of $7,728 while the Transbanc subsidiary increased rental revenue by $4,896.

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

After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net income of $34,057 before provision for income taxes. In 1999, the manufacturing divisions had a combined net income of $108,543.

The current fiscal year's net loss from the Company's rental entities after management fees but before income taxes totaled $61,972, a decrease of $87,704 compared to the previous fiscal year's net income of $25,732.


ITEM 7     FINANCIAL STATEMENTS

See index to Financial Statements attached hereto.

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                       PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors do not receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to board meetings. All Directors may received an annual fee of $200.00 payable in stock at the option of the Board of Directors.

Charles J. Fletcher (age 77) was the founder of Aerosystems Technology Corporation prior to its merger with the Company and has been its President and a director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the USNR (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several US patents. In 1993, he was inducted into the Inventors Hall of fame and declared the original inventor of the Hovercraft. On May 11, 2000, Mr. Fletcher was inducted into the Aviation Hall of Fame for his contribution as the original inventor of the Hovercraft and other space patents.

Jeffrey C. Fletcher (age 46)is the President of the Deep Draw Division. He has been associated with the Deep Draw Division since its inception, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and
Helen S. Fletcher.  He is also a director of the subsidiary.

Helen S. Fletcher (age 71) served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1957, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Secretary and Treasurer.




ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2000 to each of the named executive officers of the Registrant.

             Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Jeffrey C. Fletcher   Executive Vice President, Director
Helen S. Fletcher     Secretary/Treasurer, Director

            Compensation

Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation
$181,232

No other executive officer received compensation in excess of $100,000.

1. The Company owns automobiles for three executive officers. The cars were used primarily for business purposes.
2. None of the executive officers have employment agreements with the Company.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2000 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name & Address          No. of Shares     No. of Shares    Percentage
Beneficial Owner/       Common Stock      Class A Stock    Beneficial
Identity of Group             Beneficially Owned           Ownership

Charles J. Fletcher(1)   1,357,500         25,000           24.4
15 Seminole Ct
Newton NJ 07860

Jeffrey C. Fletcher(2)     422,439         20,000            7.4
7 Seminole Ct
Newton NJ 07860

Helen S. Fletcher(3)     1,065,500                          20.3
15 Seminole Ct
Newton NJ 07860


Evelyn Padalino            383,916                           5.8
35 Gall Road
Morris Plains NJ 07950

All officers and directors as a group total three and own 2,845,439 Common shares and 45,000 Class A shares.

(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 144,000 shares of Common stock (25%)
(2) Jeffrey C. Fletcher is Executive Vice President and Director of the Company and President of Precision Metalform Division.
(3) Helen S. Fletcher is a co-founder and Secretary/Treasurer of the Company.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 1993, the Board of Directors voted to award a grant of shares of Common Stock and Class A Common Stock to certain individuals. The shares are to be issued only upon the completion of five (5) years of uninterrupted service commencing April 1,1993. Shares are earned at the rate of 20 percent per anum. Shares issued prior to the 5-year period would only be issued on a pro rata basis subject to termination of the employee by management. Grants for Common Stock and Class A Common Stock have been awarded to the following key employees:

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

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K

(a)  The following documents are filed or part of this report:

1.  Financial Statements
     Independent Auditors Report (F-1)
     Consolidated Balance Sheet (F-2)
     Consolidated Statements of Operations (F-3)
     Consolidated Statements of Stockholders Equity (F-4)
     Consolidated Statements of Cash Flows (F-5 and F-6)
     Notes to Consolidated Financial Statements (F-7 through F-15)

2.  Exhibits
     Description                 Incorporation by reference
                                 previous designation
     Certificate of Incorporation            *
     Voting Trust Agreement                  *
     By-Laws                                 *
     Specimen of Stock Certificate(common)   *
     Specimen of Stock Certificate (class A Common) *
     Statement Regarding Computation
     of Per Share Earnings                   **

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 14th day of July, 2000.

                      TECHNOLOGY GENERAL CORPORATION

                     /s/Charles J. Fletcher

                      BY: Charles J. Fletcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                 Title                               Date

/s/Charles J. Fletcher

Charles J. Fletcher   President/Chairman of the Board        7/14/00

/s/ Jeffery C. Fletcher

Jeffrey C. Fletcher   Executive Vice President/Director      7/14/00

/s/ Helen S. Fletcher

Helen S. Fletcher     Secretary/Treasurer                    7/14/00


                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      TECHNOLOGY GENERAL CORPORATION

                     /s/Charles J. Fletcher

                      Charles J. Fletcher
                      President/Chief Executive Officer
                      Chairman of the Board

                     /s/Helen S. Fletcher

                      Helen S. Fletcher
                      Secretary/Treasurer


Date: 7/14/00

                   TECHNOLOGY GENERAL CORPORATION
                          AND SUBSIDIARY

                 CONSOLIDATED FINANCIAL STATEMENTS
                               AND
                    INDEPENDENT AUDITORS' REPORT

                        MARCH 31, 2000

              TECHNOLOGY GENERAL CORPORATION AND SUSIDIARY

                                CONTENTS



INDEPENDENT AUDITORS' REPORT                                F-1

CONSOLIDATED FINANCIAL STATEMENTS:

    CONSOLIDATED BALANCE SHEET                              F-2

    CONSOLIDATED STATEMENTS OF OPERATIONS                   F-3

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY         F-4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                 F5-F6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F7-F15

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Technology General Corporation

We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology General Corporation and Subsidiary at March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.



/s/Rothstein, Kass & Co., P.C.

Roseland, New Jersey
June 13, 2000

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000

                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $   453,400
  Accounts receivable, net of allowance
     for doubtful accounts of $3,000              441,487
  Inventories                                     396,249
  Deferred tax asset                               12,000
  Prepaid expenses and other current assets       245,551
      Total current assets                                $ 1,548,687

PROPERTY, PLANT AND EQUIPMENT, net                          2,116,590

OTHER ASSETS:
  Goodwill, less accumulated amortization
     of $64,229                                    28,263
  Deferred tax asset                              281,000
  Other                                            59,135
                                                              368,398

                                                          $ 4,033,675

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Long-term debt, current portion              $   74,281
  Accounts payable                                226,941
  Accrued expenses and
    other current liabilities                  $  125,796
        Total current liabilities                             $  427,018

LONG-TERM LIABILITIES:
  Long-term debt, less current portion          1,532,710
  Lawsuit reserve                                 419,000
  Security deposits                                70,490
                                                            2,022,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER,S EQUITY:
  Common stock, $.001 par value, 1 vote per
  share, authorized 30,000,000 shares, issued
  5,611,228 shares, outstanding 5,608,672          5,611
   Class A common stock, $.001 par value,
   .1 vote per share, authorized 15,000,000
   shares, issued and outstanding 127,839
   shares                                            128
  Capital in excess of par value               2,401,872
  Accumulated deficit                           (820,978)
                                               1,586,633
  Less treasury stock, at cost, 2,556 shares      (2,176)
     Total stockholders' equity                             1,584,457

                                                          $ 4,033,675


        See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended March 31, 2000 and 1999


                                                 2000           1999
REVENUES:
  Product sales                             $ 2,449,636   $  2,465,562
  Rentals                                       709,759        714,085
                                              3,159,395      3,179,647
COSTS AND EXPENSES:
  Cost of product sales                       1,399,498      1,490,603
  Cost of rentals, including interest
    expense of $130,287 and $133,154
    in 2000 and 1999, respectively              369,662        357,787
  Selling, general and administrative
     Expenses                                 1,675,475      1,335,224
                                              3,444,635      3,183,614

LOSS FROM OPERATIONS                           (285,240)        (3,967)

OTHER INCOME (EXPENSE):
  Interest income                                29,000         35,250
  Interest expense                              (15,359)        (5,460)
  Other                                          44,458          3,612
  Insurance recoveries                          199,226        104,840
                                                257,325        138,242

INCOME (LOSS) BEFORE INCOME TAXES               (27,915)       134,275

INCOME TAXES                                    (12,000)        74,000

NET INCOME (LOSS)                            $  (15,915)   $    60,275

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                           $    (0.00)   $      0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN COMPUTING BASIC AND DILUTED
INCOME (LOSS) PER COMMON SHARE                5,785,243      5,738,350




        See accompanying notes to consolidated financial statements
                                  F-3

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Years Ended March 31, 2000 and 1999

                                                  Class A       Capital in
                              Common Stock      Common Stock    Excess of  Accumulated  Treasury Stock
                            Shares    Amount   Shares  Amount   Par Value   Deficit    Shares    Amount     Total
BALANCES, March 31, 1998   5,572,228  $ 5,572   166,839 $ 167  $ 2,399,082 $ (865,338)     780  $ (240) $ 1,539,243

PURCHASE OF TREASURY
STOCK                                                                                    1,600  (1,600)      (1,600)

CONVERSION OF CLASS A
TO COMMON STOCK               39,000      39    (39,000)  (39)

NET INCOME                  ________   ______   ________ _____  __________     60,275   ______  ______  __    60,275

BALANCES, March 31, 1999    5,611,228  5,611     127,839   128   2,399,082   (805,063)   2,380  (1,840)    1,597,918

COMMON STOCK TO BE
ISSUED AS COMPENSATION
(277,000 SHARES)                                                     2,790                        2790

PURCHASE OF TREASURY STOCK                                                                 176    (336)        (336)

NET LOSS                    _________  _______  ________ _____   __________   (15,915)______   ______  __   (15,915)

BALANCES, March 31, 2000     5,611,228  $5,611   127,839   128 $ 2,401,872 $ (820,978)  2,556  $(2,176) $ 1,584,457

           See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended March 31, 2000 and 1999


                                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $  (15,915)   $  60,275
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                   226,089       195,192
      Provision for doubtful accounts                   2,000
      Deferred income taxes                           (12,000)       74,000
      Common stock to be issued for services            2,790
     Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
       Accounts receivable                            (63,473)      (26,402)
       Inventories                                    (31,357)        3,607
       Prepaid expenses and other current assets     (153,046)      (11,488)
       Other assets                                      (557)       (3,753)
       Accounts payable                                69,386       (74,241)
       Accrued expenses and
        other current liabilities                     (37,706)        6,993
       Security deposits                               (3,826)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (17,615)      224,183

NBT CASH USED IN INVESTING ACTIVITIES,
  Purchase of property, plant and equipment          (169,595)     (189,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt              6,685       102,000
  Principal payments on long-term debt               (252,684)      (52,412)
  Purchase of treasury stock                             (336)       (1,600)

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                           (246,335)       47,988

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          (433,545)       82,855

CASH AND CASH EQUIVALENTS, beginning of year          886,945       804,090

CASH AND CASH EQUIVALENTS, end of year               $453,400      $886,945

        See accompanying notes to consolidated financial statements
                               F-5

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      Years Ended March 31, 2000 and 1999


                                                         2000          1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year for interest  $  145,896    $  140,303

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING
AND FINANCING ACTIVITES, in March 1999 the Company had an unfavorable lawsuit settlement which resulted in a decrease in lawsuit reserve of $181,000 and a corresponding increase in short-term and long-debt.



         See accompanying notes to consolidated financial statements
                                      F-6

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and a highly-liquid investment account with a maturity of 90 days or less from the purchase date.

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

NOTE 3 -	INVENTORIES:

Inventories consist of the following at March 31, 2000:

Purchased parts and raw material             $     235,187
Work-in-progress                                    12,662
Finished goods                                     148,400

                                             $     396,249

NOTE 4 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2000:

Land                                            $   365,314
Building and improvements                         3,882,184
Land improvements                                   245,414
Machinery and equipment                           1,510,936
Furniture and fixtures                               51,576
Office equipment                                    145,690
Transportation equipment                            113,325
                                                  6,314,439
Less accumulated depreciation and amortization    4,197,849

                                                $ 2,116,590

A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection (see
Note 10).

             TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	LONG-TERM DEBT:

The following is a summary of long-term debt at March 31, 2000:

    Line of credit, due on demand or June 30,
    2001 if no demand is made, providing for
    maximum borrowing of $15,000 with interest
    due quarterly at the base rate (9.5% at
    March 31, 2000), as defined in the agreement,
    plus 1.25%                                                  $    6,685

    Note payable, bank, in monthly installments of
    $1,010 including interest at 8.5% per anum through
    June 2001                                                       14,337

    Note payable, bank, in monthly installments of
    $1,420 including interest at 8% per anum through
    March 2004                                                      58,149

    Mortgage note payable in monthly installments
    Of $13,855, including interest at 8.47% per anum,
    through October 15, 2007, at which time the
    remaining principal balance is due, and
    collateralized by first mortgages on the
    Company's real estate holdings and the assignment
    of leases and rents from its rental operations               1,521,007

    Equipment loan payable in monthly installments
    of $401, including interest at 7.5% per anum,
    through September 2001 and collateralized by
    certain transportation equipment                                 6,813
                                                                 1,606,991
    Less current portion                                            74,281

                                                                $1,532,710




    Future aggregate principal maturities by year are as follows:

               Year ending March 31:
                  2001                                       $     74,281
                  2002                                             61,603
                  2003                                             61,147
                  2004                                             66,414
                  2005                                             54,007
                  Thereafter                                    1,289,539

                                                             $  1,606,991

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - 	ACCRUED EXPENSES AND OTHER:

Accrued expenses and other are comprised of the following at March 31, 2000:


    Payroll and related                  $    26,068
    Interest                                  10,736
    Deferred rental income                    27,445
    Professional fees                         30,000
    Lawsuit reserve                           25,000
    Other                                      6,547

                                         $   125,796



NOTE 7 -	LEASES:

The Company is the lessor under operating leases that expire in various years through 2004.

Aggregate future minimum rentals to be received under noncancelable leases as of March 31, 2000 are as follows:

   Year ending March 31:
            2001                         $   680,000
            2002                             526,000
            2003                             199,000
            2004                               3,000

                                         $ 1,408,000

             TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES:

The provision for income taxes in the accompanying consolidated statements of operations consists of the following deferred federal and state income taxes for the years ended March 31, 2000 and 1999:

                                       2000          1999
    Deferred:
     Federal                      $ (11,000)    $  56,000
     State                           (1,000)       18,000

                                  $ (12,000)    $  74,000


The components of the Company's deferred tax assets and liabilities are as follows:

                                           March 31, 2000
                                     Federal     State      Total
Tax benefit attributable to:
  Net operating loss              $  160,000  $  8,000   $ 168,000
  Litigation contingency reserve     137,000    40,000     177,000
  Depreciation                       (50,000)  (14,000)    (64,000)
  Inventories and other                9,000     3,000      12,000

                                  $  256,000  $ 37,000   $ 293,000

At March 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $515,000 and $88,000, respectively, which expire beginning in 2007.


NOTE 9 -	SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -	SEGMENT INFORMATION (CONTINUED):
Information relative to the Company's business segments is as follows:

                                              Years Ended March 31,
                                                  2000        1999
Revenues:
  Deep-drawn metal-formed products            $  934,195  $  994,816
  Spray coating and industrial mixer systems   1,076,555   1,109,917
  Ice crushing and shaving equipment             447,886     360,829
  Rental                                         709,759     714,085

                                              $3,159,395  $3,179,647


                                               Years Ended March 31,
                                                  2000        1999
Operating profit (loss):
  Deep-drawn metal-formed products            $  105,404  $  114,903
  Spray coating and industrial mixer systems     220,786     257,098
  Ice crushing and shaving equipment              93,049      26,719
  Rental                                          97,877     216,935
                                                 517,116     615,655
                                                 802,356     619,622

                                              $ (285,240)  $  (3,967)


                                                March 31,
                                                  2000
Identifiable assets:
  Deep-drawn metal-formed products            $  718,341
  Spray coating and industrial mixer systems     357,452
  Ice crushing and shaving equipment             148,666
  Rental                                       1,442,713
  General corporate                            1,366,503

                                              $4,033,675

             TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -	SEGMENT INFORMATION (CONTINUED):

                                               Years Ended March 31,
                                                   2000        1999
Depreciation and amortization:
  Deep-drawn metal-formed products            $   58,711  $   44,461
  Spray coating and industrial mixer systems      27,008      22,620
  Ice crushing and shaving equipment               2,964       2,357
  Rental                                          58,208      57,251
  General Corporate                               79,198      68,503

                                             $  226,089   $  195,192


                                                Years Ended March 31,
                                                   2000       1999
Capital additions:
  Deep-drawn metal-formed products            $   48,449  $    1,890
  Spray coating and industrial mixer systems         300      53,460
  Ice crushing and shaving equipment                           7,745
  Rental                                          95,972      58,743
  General corporate                               24,844      67,478

                                              $  169,595   $ 189,316



The Company's deep-drawn metal-formed products segment had sales to two major customers in 2000 and 1999 of approximately $593,000 and $587,000, respectively. The ice crushing machines segment had sales to one and two major customers of approximately $56,000 and $87,000 in 2000 and 1999, respectively. The spray coating and industrial mixer systems segment had sales to one major customer of approximately $243,000 and $437,000 in 2000 and 1999, respectively. In addition, at March 31, 2000, accounts receivable from these customers were approximately $197,000.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 2000 and 1999 of approximately $127,000 and $99,000, respectively. The ice crushing machines segment had purchases from one major supplier in 2000, of approximately $71,000. The spray coating and industrial mixer systems segment had purchases from two major suppliers of approximately $218,000 and $260,000 in 2000 and 1999, respectively.

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -	COMMITMENTS AND CONTINGENCIES:

On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. The memorandum stipulated that the United States Government
(USG) would receive $25,000 upon the execution of the settlement, $206,000 payable over five years and a balloon payment of $150,000 payable in five years. In addition, the USG would receive 60% of the net rental income derived from the property for an undetermined period of time and 60% of the net proceeds from the sale of the property. The Company has requested a renegotiation of the settlement terms. In March 1997, the Company made a counter-proposal to the USG seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase. As of March 31, 2000, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At March 31, 2000, this counter-proposal was being evaluated by the USG. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

In July 1997, the New Jersey Department of Environmental Protection (DEP) instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraph. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 1997, the DEP had incurred costs in excess of $1,150,000 and is attemping to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act. The litigation is now in the discovery process and the ultimate outcome of such litigation cannot be determined at the present time. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

At March 31, 2000, the Company has accrued $444,000, $25,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.


NOTE 11 - 	OTHER INCOME:

Included in prepaid expenses and other current assets is approximately $186,000 that represents insurance claims resulting from damages and production losses from a fire at the Company's deep-drawn metal-formed products division.

Included in other income and prepaid expenses is approximately $14,000 representing net proceeds from a legal settlement.

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - 	STOCK COMPENSATION:

In November 1999 the Company authorized the issuance of 275,000 shares of restricted common stock and 2,000 shares of class A restricted common stock to various employees and consultants to the Company. These restricted shares are convertible to marketable common stock two years subsequent to the issue date provided the employees and consultants continue to provide services to the Company. The value of the shares on the date of authorization of approximately $22,000, is being expensed over a two-year period. These restricted shares were issued in May 2000.

NOTE 13 - 	RELATED PARTY TRANSACTIONS:

During the year ended March 31, 2000 the Company purchased a patent from a stockholder and executive officer of the Company. The purchase price of approximately $82,000 was advanced to the stockholder throughout the year as testing of the product was being performed. As the underlying products for this patent are currently not marketable, and the Company will incur additional costs to develop and market the products, the entire purchase price has been charged to operations and is included in general and administrative expenses in the accompanying consolidated financial statements.

[DESCRIPTION] Exhibit 27
[ARTICLE]  5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE CONSOLIDATED FINANCIAL STATEMENTS FOUND ON PAGES F-2 AND F-3
OF THE COMPANY'S FORM 10-KSB FOR THE TWELVE-MONTHS ENDED MARCH 31, 2000
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]

[PERIOD-TYPE]                         12-MOS
[FISCAL-YEAR-END]                     MAR-31-2000
[PERIOD-START]                        APR-01-1999
[PERIOD-END]                          MAR-31-2000
[CASH]                                453,400
[SECURITIES]                          0
[RECEIVABLES]                         444,487
[ALLOWANCES]                          3,000
[INVENTORY]                           396,249
[CURRENT-ASSETS]                      1,548,687
[PP&E]                                6,314,439
[DEPRECIATION]                        4,197,849
[TOTAL-ASSETS]                        4,033,675
[CURRENT-LIABILITIES]                 427,018
[BONDS]                               0
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[COMMON]                              5,739
[OTHER-SE]                            1,578,718
[TOTAL-LIABILITY-AND-EQUITY]          4,033,675
[SALES]                               2,449,636
[TOTAL-REVENUES]                      3,159,395
[CGS]                                 1,399,498
[TOTAL-COSTS]                         3,444,635
[OTHER-EXPENSES]                      (272,684)
[LOSS-PROVISION]                      0
[INTEREST-EXPENSE]                    15,359
[INCOME-PRETAX]                       (27,915)
[INCOME-TAX]                          (12,000)
[INCOME-CONTINUING]                   (15,915)
[DISCONTINUED]                        -
[EXTRAORDINARY]                       -
[CHANGES]                             -
[NET-INCOME]                          (15,915)
[EPS-BASIC]                           0
[EPS-DILUTED]                         0