Form 10QSB
period 2000-06-30
TECHNOLOGY GENERAL CORP
filed 2000-12-14
CIK 768914

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30,2000

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

        Yes X                         No
       ......                      ......

As of June 30, 2000, the Registrant had 5,608,672 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                     TECHNOLOGY GENERAL CORPORATION

                                 INDEX

                                                                PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - June 30, 2000        3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 2000 and 1999                            4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 2000 and 1999                            5

                  Notes to Consolidated Financial Statements        6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation      7-8

          Signatures                                                9



                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
June 30, 2000


               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $457,403
  Accounts receivable, net of allowance for doubtful
  accounts of $3,000                                            455,771
  Inventories                                                   406,835
  Deferred tax asset                                             12,000
  Prepaid expenses and other current assets                      32,954
                                                             ..........
        Total current assets                                  1,364,963

PROPERTY, PLANT AND EQUIPMENT, net
                                                              2,159,022

OTHER ASSETS:
    Deferred tax asset                                          281,000
    Other                                                        81,356
                                                             ..........
        Total other assets                                      362,356
                                                             ..........

                                                             $3,886,341
                                                             ::::::::::

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $115,521
   Accounts payable and accrued expenses                        238,629
                                                             ..........
         Total current liabilities                              354,150

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,478,676
   Reserve for contingency                                      444,000
   Security deposits                                             70,485
                                                             ..........
    Total long - term debt                                    1,993,161

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,611,228 shares,
   outstanding 5,608,672 shares                                   5,572
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 127,839 shares                                       167
   Capital in excess of par value                             2,401,873
   Accumulated deficit                                         (866,406)
                                                             ..........
                                                              1,541,206

  Less treasury stock, at cost, 2,556 shares                     (2,176)
                                                             ..........
     Total stockholders' equity                               1,539,030
                                                             ..........

                                                             $3,886,341
                                                            :::::::::::


      See accompanying notes to consolidated financial statements

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                            Three Months Ended
                                June 30
                             ................
                             2000      1999

REVENUES:
   Product sales           $523,460  $609,219
   Rentals                  185,410   180,831
                           ........  ........
                            708,870   790,050

COSTS AND EXPENSES:
  Cost of product sales     291,113   368,177
  Cost of rentals           100,757    98,951
  Selling, general and
  administrative expenses   382,095   323,604
                           ........  ........
                            773,965   790,732
                           ........  ........
(LOSS) FROM
 OPERATIONS                 (65,095)    (682)

OTHER INCOME (EXPENSE):
  Interest expense           (1,725)   (3,869)
  Interest and Dividend
  Income                        745     6,515
  Other                      20,645     3,482
                            .......    .......
                             19,665     6,128
                           ........   ........

NET EARNINGS (LOSS)        ($45,430)   $5,446
                          :::::::::: :::::::::


 See Accompanying notes to consolidated financial statements

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                              (Unaudited)


                                                Three Months Ended
                                                     June 30
                                             2000               1999
                                            .......            ........
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      ($ 45,430)           $5,446
     Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization             54,606            47,140
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                      (14,284)          (35,122)
     Inventories                              (10,586)          (11,480)
     Prepaid expenses and other current
     assets                                   212,597             6,046
     Other assets                               6,042             3,011
     Accounts payable and accrued expenses    (72,868)            7,912
     Lawsuit reserve                           25,000                 0
     Security deposits                              5                 0
                                           ............        .........
NET CASH PROVIDED BY
(USED IN)OPERATING ACTIVITIES                 155,082            22,953
                                           ............        ..........
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,and
    equipment                                 (97,045)         (103,910)
                                            ...........        ..........
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term
    debt                                            0             6,850
    Principal payments on long-term debt      (54,034)          (48,801)
    Purchase of treasury stock                      0              (336)
                                            ...........       ...........


NET CASH USED IN FINANCING ACTIVITIES:        (54,034)          (42,287)
                                             .........         ..........

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                               4,003          (123,244)

CASH AND CASH EQUIVALENTS,
 beginning of period                          453,400           886,945
                                              .......           .......

CASH AND CASH EQUIVALENTS, end of period     $457,403          $763,701
                                             ::::::::          ::::::::




   See accompanying notes to consolidated financial statements

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

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

     In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of June 30, 2000, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At June 30, 2000, this counter proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

     At June 30, 2000, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above-mentioned matters.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2000, Technology
General Corporation and subsidiary had consolidated revenues of $708,870 and net loss of $45,430. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $194,983 and $136,614 respectively, for a total of $331,597. The comparable sales for the three-month period ending June 30, 1999 were $244,831 for Eclipse and $115,723 for Clawson for a total of $360,554. The 2000 three-month combined sales decreased $28,957 compared to the 1999 three-month total.

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

     Eclipse System's sales for the three-months ended
June 30, 2000, decreased $49,848 from the comparable period for 1999. Management expects sales to increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

     The Precision Metalform Division reported sales for the three-month ended June 30, 2000 and 1999 of $191,864 and $248,665 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 113,000 square foot building to four (4) industrial tenants. Total rental revenue for the three-months ended June 30, 2000 amounted to $136,328, a decrease of $1,610 compared to the three-months ended June 30, 1999. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 2000, totaled $13,156 compared to $7,257 for the comparable 1999 period, an increase of $5,899.

LIQUIDITY

   As of June 30, 2000, current assets amounted to $1,364,963 and current liabilities totaled $354,150, reflecting a working capital of $1,010,813 and a current ratio of 3.85 to 1. There was a positive cash flow of $4,003 for the current three-month period due to net cash provided by operating activities.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $523,460 for the three-month period ended June 30, 2000.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2000 amounted to $185,409, an increase of $4,578 over the same period for 1999.

     GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2000, was 45 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 54 percent for the three-months ended June 30, 2000.

     INTEREST.  Total interest expense for the three-months ended
June 30, 2000 amounted to $33,800 of which $32,075 is reflected under "Cost of Rentals" and the remainder of $1,725 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the three-months ended
June 30, 2000 amounted to $45,430 and the net income for the comparable 1999 three-month period was $5,446.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  December 4, 2000             TECHNOLOGY GENERAL CORPORATION



          /s/ Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





           /s/  Helen S. Fletcher
       BY:.............................................
       Helen S. Fletcher
       Secretary/Treasurer