Form 10QSB
period 2000-09-30
TECHNOLOGY GENERAL CORP
filed 2000-12-14
CIK 768914

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30,2000

                                   OR

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

        Yes X                         No
       ......                      ......

As of September 30, 2000, the Registrant had 5,608,672 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                     TECHNOLOGY GENERAL CORPORATION

                                 INDEX

                                                                PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - September 30,2000        3

                  Consolidated Statement of Operations
                  For the six months ended
                  September 30, 2000 and 1999                           4

                  Consolidated Statement of Cash Flows
                  For the six months ended
                  September 30,2000 and 1999                            5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-8


          Signatures                                                    9

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
September 30, 2000


               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $485,362
  Accounts receivable, net of allowance for doubtful
  accounts of $3,000                                            342,567
  Inventories                                                   439,373
  Deferred tax asset                                             12,000
  Prepaid expenses and other current assets                      31,085
                                                             ..........
        Total current assets                                  1,310,387

PROPERTY, PLANT AND EQUIPMENT, net
                                                              2,192,244

OTHER ASSETS:
    Deferred tax asset                                          281,000
    Other                                                        76,710
                                                             ..........
        Total other assets                                      357,710
                                                             ..........

                                                             $3,860,341
                                                             ::::::::::

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $103,951
   Accounts payable and accrued expenses                        287,743
                                                             ..........
         Total current liabilities                              391,694

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,494,119
   Reserve for contingency                                      419,000
   Security deposits                                             86,338
                                                             ..........
    Total long - term debt                                    1,999,457

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,611,228 shares,
   outstanding 5,608,672 shares                                   5,611
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 127,839 shares                                       128
   Additional paid-in-capital                                 2,401,872
   Accumulated deficit                                         (936,245)
                                                             ..........
                                                              1,471,366

  Less treasury stock, at cost, 2,556 shares                     (2,176)
                                                             ..........
     Total stockholders' equity                               1,469,190
                                                             ..........

                                                             $3,860,341
                                                            :::::::::::


      See accompanying notes to consolidated financial statements

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                            Three Months Ended         Six Months Ended
                               September 30              September 30
                             ................           ...............
                             2000      1999             2000       1999

REVENUES:
   Product sales           $454,557  $630,372        $978,017 	 $1,239,591
   Rentals                  201,225   179,630	       	386,635      360,461
                           ........  ........         ........    ........
                            655,782   810,002       1,364,652    1,600,052

COSTS AND EXPENSES:
  Cost of product sales     277,964   379,915        	569,077      748,092
  Cost of rentals            91,863    82,899	        192,620      181,850
  Selling, general and
  administrative expenses   374,974   381,339  	     	757,069    	 704,943
                            ........  ........       	........    ........
                            744,801   844,153 	     1,518,766    1,634,885
                            ........  ........       	........    ........
(LOSS) FROM
 OPERATIONS                 (89,019)  (34,151)       (154,114)     (34,833)

OTHER INCOME (EXPENSE):
  Interest expense             (202)   (3,153)         (1,927)      (7,022)
  Interest and Dividend
  Income                     11,625     9,055  	       12,370       15,570
  Other                       7,758    15,541  	       28,403       19,023
                            .......    .......     	 ........     ........
                             19,181    21,443         38,846	       27,571
                           ........   ........      	........     ........

NET (LOSS)                 ($69,838) ($12,708)      ($115,268)     ($7,262)
                          :::::::::: :::::::::      ::::::::::    :::::::::


 See Accompanying notes to consolidated financial statements

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                              (Unaudited)


                                                 Six Months Ended
                                                   September 30
                                              2000               1999
                                            .......            ........
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      ($115,268)          ($7,262)
     Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization            109,223            94,281
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                       98,920           (68,625)
     Inventories                              (43,124)           47,158
     Prepaid expenses and other current
     assets                                   214,466            11,156
      Other assets                             10,688             9,021
Accounts payable and other current
      liabilities                             (35,324)          (90,193)
    Security deposits                          15,848                 -
                                           ............        ..........
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                    255,429            (4,464)
                                           ............        ..........
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property,
    plant, and equipment                     (184,876)         (158,896)
                                            ...........        ..........
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes
    payable                                        -              6,850
    Principal payments on long-term debt      (38,591)          (54,445)
                                            ...........       ...........


NET CASH USED IN FINANCING ACTIVITIES:        (38,591)          (47,595)
                                             .........         ..........

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              31,962          (210,955)

CASH AND CASH EQUIVALENTS,
 beginning of period                          453,400           886,945
                                              .......           .......

CASH AND CASH EQUIVALENTS, end of period     $485,362          $675,990
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

     In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of September 30, 2000, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At September 30,2000,this counter proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

     At September 30, 2000, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above-mentioned matters.

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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
     For the six-month period ended September 30, 2000, Technology
General Corporation and subsidiary had consolidated revenues of $1,364,652 and net loss of $115,268. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $325,582 and $249,942 respectively, for a total of $575,524. The comparable sales for the six-month period ending September 30, 1999 were $514,640 for Eclipse and $227,985 for Clawson for a total of $742,625. The 2000 six-month combined sales decreased $167,101 compared to the 1999 six-month total.

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

     Eclipse System's sales for the six-months ended
September 30, 2000, decreased $189,058 from the comparable period for 1999. Management expects sales to increase as a result of the introduction of a new line of industrial mixers. The division has recently designed and developed a special line of chemical mixers, which are expected to generate increased sales in the air-driven mixer market.

     The Precision Metalform Division reported sales for the six-month ended September 30, 2000 and 1999 of $402,494 and $496,966 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.


     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 113,000 square foot building to four (4) industrial tenants. Total rental revenue for the six-months ended September 30, 2000 amounted to $288,979, an increase of $12,869 compared to the six-months ended September 30, 1999. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six-month period ended September 30, 2000, totaled $25,804 compared to $13,080 for the comparable 1999 period, an increase of $12,724.

LIQUIDITY

   As of September 30, 2000, current assets amounted to $1,310,387 and current liabilities totaled $391,694, reflecting a working capital of $918,693 and a current ratio of 3.35 to 1. There was a positive cash flow of $31,962 for the current six-month period due to net cash provided by operating activities.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $978,017 for the six-month period ended September 30, 2000.

     RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2000 amounted to $386,634, an increase of $26,173 over the same period for 1999.

     GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2000, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 55 percent for the six-months ended September 30, 2000.

     INTEREST.  Total interest expense for the six-months ended
September 30,2000 amounted to $66,008 of which $64,081 is reflected under "Cost of Rentals" and the remainder of $1,927 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the six-months ended
September 30, 2000 amounted to $115,268 and the net loss for the comparable 1999 six-month period was $7,262.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 30, 2000             TECHNOLOGY GENERAL CORPORATION



          /S/ Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





          /S/  Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer