Form 10QSB
period 2000-12-31
TECHNOLOGY GENERAL CORP
filed 2001-02-06
CIK 768914

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED DECEMBER 31, 2000

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

        Yes X                         No
       ......                      ......

As of December 31, 2000, the Registrant had 5,608,672 shares of Common Stock outstanding and 127,839 shares of Class A Common Stock outstanding.

                     TECHNOLOGY GENERAL CORPORATION

                                 INDEX

                                                                PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - December 31, 2000        3

                  Consolidated Statement of Operations
                  For the nine months ended
                  December 31, 2000 and 1999                            4

                  Consolidated Statement of Cash Flows
                  For the nine months ended
                  December 31, 2000 and 1999                            5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-8



                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
December 31, 2000


               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $389,198
  Accounts receivable, net of allowance for doubtful
  accounts of $3,000                                            387,281
  Inventories                                                   444,854
  Deferred tax asset                                             12,000
  Prepaid expenses and other current assets                      56,462
                                                             ..........
        Total current assets                                  1,289,795

PROPERTY, PLANT AND EQUIPMENT, net
                                                              2,135,445

OTHER ASSETS:
    Deferred tax asset                                          281,000
    Other                                                        70,667
                                                             ..........
        Total other assets                                      351,667
                                                             ..........

                                                             $3,776,907
                                                             ::::::::::

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $ 94,606
   Accounts payable and accrued expenses                        272,879
                                                             ..........
         Total current liabilities                              367,485

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,484,288
   Lawsuit reserve                                              419,000
   Security deposits                                             72,351
                                                             ..........
    Total long - term debt                                    1,975,639

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,611,228 shares,
   outstanding 5,608,672 shares                                   5,611
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 127,839 shares                                       128
   Additional paid-in-capital                                 2,401,873
   Accumulated deficit                                         (971,653)
                                                             ..........
                                                              1,435,959

  Less treasury stock, at cost, 2,380 shares                     (2,176)
                                                             ..........
     Total stockholders' equity                               1,433,783
                                                             ..........

                                                             $3,776,907
                                                            :::::::::::


      See accompanying notes to consolidated financial statements

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

                            Three Months Ended          Nine Months Ended
                                December, 31              December, 31
                             ................            ...............
                             2000      1999              2000       1999

REVENUES:
   Product sales           $415,663  $608,938        $1,393,680	  $1,848,529
   Rentals                  229,255   184,600		615,890      545,061
                           ........  ........         ........    ........
                            644,918   793,538         2,009,570    2,393,590

COSTS AND EXPENSES:
  Cost of product sales     244,117   415,763   	813,194    1,163,855
  Cost of rentals            95,857    92,059	        288,477      273,909
  Selling, general and
  administrative expenses   363,914   394,833  	      1,120,983    1,099,776
                           ........  ........     	........    ........
                            703,888   902,655 	      2,222,654    2,537,540
                           ........  ........     	........    ........
(LOSS) FROM
 OPERATIONS                 (58,970)  (109,117)        (213,084)    (143,950)

OTHER INCOME (EXPENSE):
  Interest expense           (3,269)   (3,272)           (5,196)     (10,294)
  Interest and Dividend
  Income                      6,701     7,995  	         19,071       23,565
  Other                      20,129     1,726  	         48,532       20,749
                            .......    .......     	 .......      .......
                             23,561     6,449      	 62,407	      34,020
                           ........   ........     	........     ........

NET (LOSS)                 ($35,409) ($102,668)       ($150,677)   ($109,930)
                           :::::::::: :::::::::       ::::::::::    :::::::::


 See Accompanying notes to consolidated financial statements

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
             NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                              (Unaudited)


                                               Nine Months Ended
                                                  December 31
                                             2000               1999
                                            .......            ........
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      ($150,677)        ($109,930)
     Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization            158,000           148,287
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                       54,206           (52,312)
     Inventories                              (48,605)          101,921
     Prepaid expenses and other current
     assets                                   189,089            35,576
      Other assets                             16,731            15,031
Accounts payable and other current
      liabilities                             (59,533)          (75,162)
    Security deposits                           1,861                 -
                                           ............        .........
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                    161,072            63,411
                                           ............        ..........
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property,plant,
      and equipment                          (176,852)         (196,512)
                                            ...........        ..........
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes
    payable                                        -              6,850
    Principal payments on long-term debt      (48,422)         (170,692)
                                            ...........       ...........


NET CASH USED IN FINANCING ACTIVITIES:        (48,422)         (163,842)
                                             .........         ..........

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (64,202)          (296,943)

CASH AND CASH EQUIVALENTS,
 beginning of period                          453,400           886,945
                                              .......           .......

CASH AND CASH EQUIVALENTS, end of period     $389,198          $590,002
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

     In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from severe zoning changes following the cleanup phase. As of December 31, 2000, the Company's expenditures to accommodate code changes in order to permit re-occupancy of the premises were approximately $200,000. At December 31, 2000,this counter proposal was being evaluated by the U.S.G. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets to meet its obligation resulting from the ultimate resolution.

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

     At December 31, 2000, the Company has accrued $444,000 which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above-mentioned matters.

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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
     For the nine-month period ended December 31, 2000, Technology
General Corporation and subsidiary had consolidated revenues of $2,009,570 and net loss of $150,677. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

   Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for the food service and related industries. The popular Hail Queen and Princess Chipper ice crushers are specified as "standard equipment in many major restaurant chains. The patented In-line crusher that inserts between a commercial ice cuber and storage bin, maximizes the functionality of the standard cuber without increasing floor space usage. The In-line crusher will crush cubes to one side of a storage bin or bypass cubes to the other side depending on demand. All three units are NSF (National Sanitary Foundation) listed, a requirement for food handling equipment in most states. The In-line crusher is also UL recognized.

     Clawson also manufactures ice shaving equipment for block and cubes including several models specifically designed for snow cones used in the amusement industries. These models include shaved ice storage areas, cup and syrup dispensers.

     Sales are direct to end use customers and through an extensive network of restaurant equipment distributors. An aggressive advertising, trade show and internet program has historically proven successful. The continuation of this program along with new innovative product design projects additional growth.

    Eclipse Systems carries a diversified product line. The paint spray products are the oldest of the Eclipse lines. In addition to the heavy duty industrial Gat spray gun, Eclipse carries a complete line of siphon, pressure and gravity feed guns in both standard and HVLP models.

     Additionally, Eclipse manufactures a full line of portable and fixed position mixers for all industries. Standard models are available in air or electric drive with gear reduction models in the larger sizes. With an extensive parts inventory, Eclipse is able to produce made-to-order mixers at a cost and turn-around time of the standard models. Specialty alloys, elastomers and coatings are available to meet any demanding application. Typical uses are found in the chemical, plating, paint, printing, food and pharmaceutical industries.

     Eclipse has recently expanded its' capabilities to include the ancillary equipment associated with the mixing and spraying industries. Current capabilities include the design and manufacturing of instrumentation and control systems available in stand alone and integrated designs.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month period amounted to $473,338 and $332,556 respectively, for a total of $805,894. The comparable sales for the nine-month period ending December 31, 1999 were $798,340 for Eclipse and $324,299 for Clawson for a total of $1,122,639. The 2000 nine-month combined sales decreased $316,745 compared to the 1999 nine-month total.

     The recent decrease in sales is due to a temporarily depressed industrial equipment market and the loss a major purchaser due to restructuring of their product lines. Eclipse has mounted a new advertising campaign and expansion of its' products to offset these losses. The introduction of Eclipse products to new markets and increased sales promotions is showing a positive growth trend. Sales are expected to increase over the next 12 months with continuation into the following year.


    The Precision Metalform Division reported sales for the nine-months ended December 31, 2000 and 1999 of $587,786 and $725,890 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.


     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 113,000 square foot building to six (6) industrial tenants and two (2) commercial tenants. Total rental revenue for the nine-months ended December 31, 2000 amounted to $469,180, an increase of $52,162 compared to the nine-months ended December 31, 1999. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine-month period ended December 31, 2000, totaled $38,488 compared to $19,242 for the comparable 1999 period, an increase of $19,246.

LIQUIDITY

   As of December 31, 2000, current assets amounted to $1,289,795 and current liabilities totaled $367,485, reflecting a working capital of $922,310 and a current ratio of 3.50 to 1. There was a negative cash flow of $64,202 for the nine-month period ended December 31, 2000 due primarily to an 8,700 square foot addition to a Transbanc building which will cost approximately $200,000.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $1,393,680 for the nine-month period ended December 31, 2000.

     RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 2000 amounted to $615,890 an increase of $70,829 over the same period for 1999.

     GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2000, was 45 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 56 percent for the nine-months ended December 31, 2000.

     INTEREST.  Total interest expense for the nine-months ended
December 31, 2000 amounted to $100,943 of which $95,747 is reflected under "Cost of Rentals" and the remainder of $5,196 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the nine-months ended
December 31, 2000 amounted to $150,677 and the net loss for the comparable 1999 nine-month period was $109,930.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 2, 2000             TECHNOLOGY GENERAL CORPORATION



          /s/ Jeffrey C. Fletcher
       BY:............................................
       Jeffrey C. Fletcher
       Vice-President





           /s/ Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer