Form 10KSB
period 2001-03-31
TECHNOLOGY GENERAL CORP
filed 2001-06-29
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

       (X) Annual Report Pursuant to Section 13 or 15 (d)
           Of the Securities and Exchange Act of 1934

            For the Fiscal Year Ended March 31, 2001

       ( ) Transition Report Under Section 13 0r 15 (d)
            Of the Securities and Exchange Act of 1934

       For the transition Period From 4/01/2000 to 3/31/2001

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

State Registrant's Revenues for Most Fiscal Year:
$2,716,729

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2001 based on the closing bid on such day of $.065.
$185,140.

Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2001:

Common: 5,881,912
Common Stock Class A: 131,839

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

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures numerous products, including spray coating systems and industrial air-driven mixers. Their spray coating systems are used mainly for coating industrial products and the industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels and restaurants. The Aerosystems Division is the lessor of a 24,000 square foot industrially zoned building, which presently has two tenants.

Transbanc International Investors Corporation ("Transbanc"), a wholly owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to industrial tenants.

Division Operations

The three (3) manufacturing divisions, Precision Metalform, Eclipse Systems and Clawson Machine, all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

Employees

As of March 31, 2001, the Company had approximately thirty (30) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2001 were $831,081, a decrease of $103,114 or (11%) from the previous fiscal year sales of $934,195. The decrease in sales can be attributable to a general down-turn in the US economy.


2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2001 were $660,368, a decrease of $407,187 (38.1%) from the 2000 fiscal year's sales of $1,067,555. The decrease is attributable to the economic slow down in the industries serviced by our products. Aware of this economic situation, we have expanded our product line to meet the needs of new untouched markets. These new products include a full line of gear reduced flange mixers, available with air and electric drive. We are currently updating our hand held and pail mixers. With the core mixer line now well accepted in industry, these new items round out our product line by tapping markets previously unavailable. With a multi-faceted marketing approach, we are able to shift our sales efforts to compensate for the changing economic market.


The spray division of Eclipse Systems has maintained a consistent record of growth. This is attributable to our imported line of high volume, low-pressure ("HVLP") spray guns. With the U.S. Environmental Protection Agency ("E.P.A.") standards for spray coating applications becoming more stringent, our HVLP spray guns have had excellent acceptance into the industry as an approved alternative.

3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant fields.
Sales for the current fiscal year decreased $17,495 to $430,391 compared to sales of $447,886 for the fiscal year ended March 31, 2000, a (4%) decline in sales.

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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended
March 31, 2001 reflects a net loss of $985,053 as compared to a net loss of $15,915 for the fiscal year ended March 31, 2000, an increase in net loss of $969,138.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $144,540 for the current year.

The Aerosystems Division is currently leasing space at its Franklin, New Jersey location where a Superfund project clean up restored the property. The refurbished portion of the plant located there is presently leased by two
(2) tenants. Total revenue generated at the Aerosystems facility during the fiscal year ended March 31, 2001 was $56,431, a rental revenue increase of $30,869 when compared to last year's revenue of $25,562.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from nine (9) industrial tenants. Current rental revenues were $593,918, an increase of 9 percent or $52,843 when compared to the March 31, 2000 fiscal year revenues of $541,075.

The rental revenues generated by Technology General, Aerosystems, and Transbanc totaled $794,889 for this fiscal year, an 11 percent increase over rental revenues of $709,759 for the fiscal year 2000.

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

                                4
Registration

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

For the year ended March 31, 2001, the Clawson Division had sales of $74,504 to one (1) major customer, Scruggs, Inc., which accounted for 17 percent of the total sales of $430,391. Two major customers, McMaster-Carr Supply Co., and Mini-Grip accounted for $208,916 or 31 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

The Precision Metalform Division has three customers which together represent 50 percent of Precision Metalform's total sales. Accutec Inc. represents 24 percent, Sheaffer Pen represents 14 percent and La-Co Industries accounts for 12 percent of Precision's total annual sales. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2          DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased by two (2) tenants and is expected to generate $145,000 in rental revenues for the fiscal year ended March 31, 2002.

The Company also owns an industrial site in Franklin, New Jersey comprising 106 acres, which has been approved for 15 planned sites. This site includes an 86,000 gallon per day sewer allocation and has a main water line installed through the property.

Adjoining this acreage is a 115,000 square foot industrial building located on Munsonhurst Road owned by the Company's subsidiary, Transbanc. This facility is fully leased to various business interests.

The Company's Aerosystems Technology Division owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which
3.5 acres were the subject of an E.P.A. Superfund clean up. This property has been partially restored and is presently occupied by two (2) tenants. The Division is currently seeking to sell or lease this building
(see Environmental Matters).

ITEM 3      LEGAL PROCEDURES

Environmental Matters

On September 1, 1994 the Company has received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. In March, 1997, the Company made a counterproposal to the U.S. Government (USG) seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase.

In July 1997, the N.J. Dept. of Environmental Protection (DEP) instituted suit against the Company related to toxic chemical contamination at the site mentioned in the proceeding paragraph. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 1997, the DEP had incurred costs in excess of $1,150,00 and is atempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act.

The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulates that the USG and the DEP would receive $100,000 upon the execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties from the date of the execution of the settlement until the properties are sold.
The Company has requested a renegotiation of the settlement terms relative to the sale of a certain property, as provided in the agreement. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

At March 31, 2001, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.


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

Fiscal Year Ended March 31, 2001          Common Stock Bid
                                            High      Low

First quarter ended June 30, 2000            .156     .063
Second quarter ended September 29, 2000      .09      .07
Third quarter ended December 29, 2000        .09      .02
Fourth quarter ended March 30, 2001          .07      .03

Fiscal Year Ended March 31, 2000           Common Stock Bid
                                            High      Low

First quarter ended June 30, 1999            .25      .18
Second quarter ended September 30, 1999      .219     .17
Third quarter ended December 31, 1999        .187     .11
Fourth quarter ended March 31, 2000          .219     .11

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2001 was 423. As of March 31, 2001 the number of holders of Common Stock Class A was 12.



                                7
Dividends

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

Liquidity and Capital Resources

Working capital at March 31, 2001 was $461,767 and the current ratio was
1.72 to 1.  Working capital decreased $659,902 from that of last year.

Net cash provided by operations for the fiscal year ended March 31, 2001 amounted to $190,600 an increase of $208,215 from that of March 31, 2000.

Results of Operations (consolidated)

The following table sets for the statement of operations for the Company on a consolidated basis for the years ended March 31, 2001 and March 31, 2000. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2001          2000
Revenues:
 Product Sales                       $1,921,840     $2,449,636
 Rental Income                          794,889        709,759
                                     ----------     ----------
                                      2,716,729      3,159,395
Costs and Expenses
 Cost of Product Sales                1,170,934      1,385,035
 Cost of Rentals                        386,887        369,662
 Selling, General, Administrative     1,754,122      1,689,938
                                     ----------      ---------
                                      3,311,943      3,444,635
                                     ----------      ---------
(Loss) from Operations                 (595,214)      (285,240)
Other Income (Expense)                  (96,839)       257,325
Income (loss) before Income          ----------      ---------
Tax Expense (benefit)                  (692,053)       (27,915)
Income Tax Expense (benefit)            293,000        (12,000)
                                     ----------      ---------
Net Income (loss)                     $(985,053)      $(15,915)
                                     ==========      =========
Net Income (loss) Applicable to
Common Shareholders                       (0.17)          0.00
                                     ==========      =========
Current Ratio                              1.72           3.63
Weighted Average Number of Common    ==========      =========
Shares Outstanding Used in Computing
Basic and Diluted Earnings (loss)
Per Common Share                      5,925,067      5,785,243

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000
(see description of business discussion of dividends)

Technology General Corporation generated consolidated revenues of $2,716,729 and $3,159,395 for the fiscal years ended March 31, 2001 and 2000 respectively. The three manufacturing divisions sales for 2001 were $1,921,840, a decrease of $527,796 when compared to 2000 product sales of $2,449,636. The Clawson Machine Division sales decreased $17,495 of 4 percent from $447,886 in 2000 to $430,391 for the fiscal year ended
March 31, 2001. The Precision Metalform Division sales decreased $103,114 or 11 percent to $831,081 from the previous year's sales of $934,195.
The Eclipse Systems Divisions sales for the current fiscal year were $660,368, a decrease in sales of $407,187 or 38 percent from the previous year's sales of $1,067,555.

Rental revenues increased $85,130 to $794,889 for the current fiscal year compared to the previous fiscal year of $709,759. The Aerosystems Division recorded an increase in rental revenues of $30,869 to $56,431 for 2001 compared to $25,562 in 2000. Technology General's rental revenues increased slightly to $144,540 for the fiscal year ended March 31, 2001 from $143,122 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $593,918, an increase of $52,843 over that of the fiscal year ended March 31, 2000.



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

After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net loss of $725,619 before provision for income taxes. In 2000, the manufacturing divisions had a combined net income of $34,057.

The current fiscal year's net income from the Company's rental entities after management fees but before income taxes totaled $33,566, an increase of $95,538 compared to the previous fiscal year's net loss of $61,972.


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

Charles J. Fletcher  is the founder of Aerosystems Technology
Corporation prior to its merger with the Company and has been its President and a director since its reorganization in 1987. He has been the President and Chairman of the Board of Directors of Technology General Corporation and subsidiary. He is a Lt. Commander of the USNR (retired) and former Navy aviator. He has been associated with several companies in the Aerospace field as an engineer and holds several US patents. In 1993, he was inducted into the Inventors Hall of fame and declared the original inventor of the Hovercraft. On May 11, 2000, Mr. Fletcher was inducted into the Aviation Hall of Fame for his contribution as the original inventor of the Hovercraft and other space patents.

Jeffrey C. Fletcher is the President of the Deep Draw Division. He has been associated with the Deep Draw Division since its inception, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and
Helen S. Fletcher.  He is also a director of the subsidiary.

Helen S. Fletcher served from 1947 to 1951 as a cashier and bookkeeper for the Bank of Sussex County, Franklin, New Jersey and Seaboard National Bank, Norfolk, Virginia. From 1952 to 1957, she was cashier of Sussex and Merchants National Bank, Sparta, New Jersey. She is the wife of Charles J. Fletcher. She was a co-founder of the Company and currently serves as Secretary and Treasurer.




ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2001 to each of the named executive officers of the Registrant.

             Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Jeffrey C. Fletcher   Executive Vice President, Director
Helen S. Fletcher     Secretary/Treasurer, Director

            Compensation

Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation
$211,574

No other executive officer received compensation in excess of $100,000.

1. The Company owns automobiles for three executive officers. The cars were used primarily for business purposes.
2. None of the executive officers have employment agreements with the Company.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2001 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name & Address          No. of Shares     No. of Shares    Percentage
Beneficial Owner/       Common Stock      Class A Stock    Beneficial
Identity of Group             Beneficially Owned           Ownership

Charles J. Fletcher(1)   1,557,500         25,000           26.3
15 Seminole Ct
Newton NJ 07860

Jeffrey C. Fletcher(2)     472,439         20,000            8.2
7 Seminole Ct
Newton NJ 07860

Helen S. Fletcher(3)     1,090,500                          18.1
15 Seminole Ct
Newton NJ 07860


Evelyn Padalino            383,916                           6.4
35 Gall Road
Morris Plains NJ 07950

All officers and directors as a group total three and own 3,120,439 Common shares and 45,000 Class A shares.

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

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K

(a)  The following documents are filed or part of this report:

1.  Financial Statements
     Independent Auditors Report (F-1)
     Consolidated Balance Sheet (F-2)
     Consolidated Statements of Operations (F-3)
     Consolidated Statements of Stockholders Equity (F-4)
     Consolidated Statements of Cash Flows (F-5)
     Notes to Consolidated Financial Statements (F-6 through F-15)

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 26th day of June, 2001.

                      TECHNOLOGY GENERAL CORPORATION

                     /s/Charles J. Fletcher

                      BY: Charles J. Fletcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                 Title                               Date

/s/Charles J. Fletcher

Charles J. Fletcher   President/Chairman of the Board        6/26/01

/s/ Jeffery C. Fletcher

Jeffrey C. Fletcher   Executive Vice President/Director      6/26/01

/s/ Helen S. Fletcher

Helen S. Fletcher     Secretary/Treasurer                    6/26/01


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


Date: 6/26/01


                   TECHNOLOGY GENERAL CORPORATION
                           AND SUBSIDIARY

                 CONSOLIDATED FINANCIAL STATEMENTS
                               AND
                   INDEPENDENT AUDITORS' REPORT

                         MARCH 31, 2001



                   TECHNOLOGY GENERAL COPORATION
                          AND SUBSIDIARY

                           CONTENTS



INDEPENDENT AUDITORS' REPORT	            		      F-1

CONSOLIDATED FINANCIAL STATEMENTS:            		    	F-2

CONSOLIDATED BALANCE SHEET		                       	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS              		F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     		F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	              	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          		F-15



INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
 Technology General Corporation


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology General Corporation and Subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the accompanying consolidated financial statements, the Company's three quarterly reports for the year ended March 31, 2001 were not filed in accordance with Securities and Exchange Commission rules.



/s/ Rothstein, Kass & Co., P.C.
Roseland, New Jersey
May 31, 2001

                                F1






                    TECHNOLOGY GENERAL CORPORATION
                            AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001


                              ASSETS


CURRENT ASSET:
Cash and cash equivalents                              $368,910
	Accounts receivable, net allowance for
	 doubtful accounts of $5,7000                     301,650
	Inventories                                       371,509
	Prepaid expenses and other current assets	         58,632
                                                       --------

		 Total current assets                                $1,100,701

	PROPERTY, PLANT AND EQUIPMENT, net                          2,125,678

OTHER ASSETS:
	Goodwill, less accumulated amortization
        of $48,653                                      28,263
	Other                                             44,216
                                                      --------

                                                                     72,479
                                                                 ----------
                                                                 $3,298,858
                                                                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Long-term debt, current portion                   $71,885
	Accounts payable                                  169,145
	Accrued expenses and other current liabilities    397,904
                                                        --------
		Total current liabilities                           $  638,934

LONG-TERM LIABILITIES:
	Long-term debt, less current portion             1,487,107
	Lawsuit reserve                                    500,000
	Security deposits                                   66,253
                                                        --------
                                                                   2,053,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote
 per share,	authorized 30,000,000 shares,
 issued 5,886,228 shares,	outstanding
 5,881,912 shares                                       5,886
 Class A common stock, $.001 par value,
 .1 vote per share,	authorized 15,000,000
 shares, issued and outstanding 131,839 shares            132
 Capital in excess of par value                     2,412,753
 Accumulated deficit                               (1,806,031)
                                                   ----------
                                                      612,740
 Less treasury stock, at cost, 4,316 shares            (6,176)
                                                   ----------
		Total stockholders' equity
606,564
                                                                 --------
                                                                $3,298,858
                                                                ===========
       see accompanying notes to consolidated financial statements
                                 F-2

                    TECHNOLOGY GENERAL CORPORATION
                            AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATION
                YEARS ENDED MARCH 31, 2001 and 2000

                                              2001               2000
                                             -----              -----
REVENUES:
	Product sales                      $1,921,840         $2,449,636
	Rentals                               794,889            709,759
                                          ---------          ---------
	                                    2,716,729          3,159,395
                                          ---------          ---------
COST AND EXPENSES:
      Cost of product sales               1,170,934          1,385,035
	Cost of rentals, including
      interest expense of $127,724
      and $130,287 in 2001 and
      2000, respectively                   386,887            369,662
Selling, general and
      administrative expenses	           1,754,122          1,689,938
                                         ---------          ---------

                                         3,311,943          3,444,635
                                        ----------         ----------
LOSS FROM OPERATIONS                      (595,214)          (285,240)
                                        ----------         ----------
OTHER INCOME (EXPENSE):
	Interest income                       22,952             29,000
	Interest expense                      (9,978)           (15,359)
	Other                                 37,772             41,667
	Lawsuit reserve                     (156,000)
	Insurance recoveries                   8,415            202,017
                                           --------            -------

                                           (96,839)           257,325
                                           --------            -------
LOSS BEFORE INCOME TAXES                  (692,053)           (27,915)

INCOME TAXES        			       293,000            (12,000)
                                           --------           -------
NET LOSS                                 $(985,053)         $(15,915)
                                           ========          ========
BASIC AND DILUTED LOSS
PER COMMON SHARE                         $   (0.17)         $  (0.00)
                                           ========          ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                    5,925,067          5,785,243
                                         =========          =========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   F-3

                    TECHNOLOGY GENERAL CORPORATION
                            AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED MARCH 31, 2001 and 2000



                                                   Class A
                              Common Stock      Common Stock      Capital in                    Treasury Stock
                            -----------------   --------------     Excess of  Accumulated      ---------------
                             Shares    Amount  Shares    Amount    Par Value  Deficit        Shares  Amount        Total
                            -------    ------  ------    ------    ---------  -----------     -------- ------    ----------
BALANCES, March 31, 1999    5,611,228  5,611   127,839    128      2,399,082  $(805,063)       2,380   (1,840)   1,597,918

COMMON STOCK TO BE
ISSUED AS COMPENSATION	                                               2,790 		                                 2,790

PURCHASE OF TREASURY STOCK				                                                 176     (336)        (336)

NET LOSS                			                                       (15,915)                           (15,915)
                           ----------  -----    -------   ------    --------- -----------     --------------   ------------
BALANCES, March 31, 2000    5,611,228   5,611   127,839   128      2,401,872    (820,978)       2,556   (2,176)   1,584,457

COMMON STOCK ISSUED AS
COMPENSATION                  275,000     275     4,000     4         10,881	                                      11,160

PURCHASE OF TREASURY
STOCK                                                                                           1,760  (4,000)      (4,000)

NET LOSS			                                                         (985,053)                         (985,053)
                            _________  ______  _______    ____    ____________  ___________    _____  ________     ________
BALANCES,  March 31, 2001   5,886,228  $5,886   131,839    $132    $2,412,753 $(1,806,031)	4,316 $(6,176)     $606,564
                            =========  ======   =======    ====    ==========   =============   ===== =======      ========



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   F-4


                    TECHNOLOGY GENERAL CORPORATION
                            AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEAR ENDED MARCH 31, 2001 and 2000


CASH FLOWS FROM OPERATING ACTIVITIES:                 2001           2000
                                                     -----          -----
 Net loss                                          $(985,053)     $(15,915)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation and amortization                      214,003       226,089
  Provision for doubtful accounts                      2,700         2,000
  Deferred income taxes                              293,000       (12,000)
  Common stock to be issued as compensation                          2,790
  Common stock issued as compensation                 11,160
  Lawsuit reserve                                    156,000
  Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
   Accounts receivable                               137,137       (63,473)
   Inventories                                        24,740       (31,357)
   Prepaid expenses and other current assets         186,919      (153,046)
   Other assets                                       14,919          (557)
   Accounts payable                                  (57,796)       69,386
   Accrued expenses and other current liabilities    197,108       (37,706)
   Security deposits                                  (4,237)       (3,826)
                                                      -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  190,600       (17,615)
                                                      -------       -------
NET CASH USED IN INVESTING ACTIVITIES,
 purchases of property, plant, and equipment        (223,091)     (169,595)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt             21,000         6,685
 Principle payments on long-term debt                (68,999)     (252,684)
 Purchase of treasury stock                           (4,000)         (336)
                                                     --------      --------
NET CASH USED IN FINANCING ACTIVITIES                (51,999)     (246,335)
                                                     --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                (84,490)     (433,545)

CASH AND CASH EQUIVALENTS, beginning of year         453,400       886,945
                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of year              $368,910      $453,400
                                                    ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year for interest $137,977      $145,896
                                                    ========      =========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    F-5


                     TECHNOLOGY GENERAL CORPORATION
                             AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -	NATURE OF BUSINESS:

Technology General Corporation is a manufacturer of deep-drawn metal-formed products, a manufacturer of ice crushing and shaving equipment and a manufacturer and distributor of spray coating and industrial mixer systems, and sells its products to a wide variety of users primarily throughout the United States. Its subsidiary (Transbanc International Investors Corporation) owns and leases to various tenants a 115,000 square foot commercial building in Franklin, New Jersey.


NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The consolidated financial statements include the accounts of Technology General Corporation and its wholly-owned subsidiary, Transbanc International Investors Corporation, (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and a highly-liquid investment account with a maturity of 90 days or less from the purchase date. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

Income Taxes - The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercized or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the COmpany has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31, 2001 and 2000 were the same.

Fair value of financial instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the balance sheet.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -	LIQUIDITY:

The Company has suffered recurring losses from operations, has experienced a deterioration in financial condition, lost a major customer in its spray coating and industrial mixer systems segment during the year ended
March 31, 2001 and faces the uncertainties of its settlement terms with the United States Government (USG) and the New Jersey Department of Environmental Protection (DEP) (See Note 11) and the prospects of a prolonged downturn in the manufacturing sector of the economy. The
Company may have to fine alternative sources of financing, extend the terms of its current financings, sell certain assets or have further staff reductions in order to meet its current obligations and attain profitable operations. In the event of an unfavorable resolution to the settlement terms with the USG and DEP, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution and its operations other than to sell certain of its assets.

NOTE 4 -	INVENTORIES:

Inventories consist of the following at March 31, 2001:

  Purchased parts and raw materials      $255,871
  Work-in-progress                          8,903
  Finished goods                          106,735
                                          -------
                                         $371,509
                                         ========

                  TECHNOLOGY GENERAL CORPORATION
                          AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 -	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2001:

           Land                                       $365,314
           Building and improvements                 4,044,981
           Land improvements                           276,352
           Machinery and equipment                   1,476,590
           Furniture and fixtures                       51,576
           Office equipment                            145,690
           Transportation equipment                    137,440
                                                     ----------
                                                     6,497,943
  Less accumulated depreciation and amortization     4,372,265
                                                     ----------
                                                    $2,125,678
                                                    ===========

A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection (see
Note 11).

                  TECHNOLOGY GENERAL CORPORATION
                           AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -	LONG-TERM DEBT:

	The following is a summary of long-term debt at March 31, 2001:

	Line of credit, due on demand or June 30,
	2001 if no demand is made, providing for
	maximum borrowing of $15,000 with interest,
	due quarterly, at the base rate  (8.0% at
	March 31, 2001), as defined in the agreement, plus 1.25%           $5,259

	Note payable, bank in monthly installments of
	$1,010 including interest at 8.5% per annum through June 2001       3,003

	Note payable, bank, in monthly installments of
	$1,420 including interest at 8% per annum through March 2004       45,306

	Mortgage note payable in monthly installments
	of $13,855, including interest at 8.47% per annum,
	through October 15,2007, at which time the
	remaining principal balance is due, and
	collateralized by first mortgages on the
	Company's real estate holdings and the assignment
	of leases and rents from its rental operations                  1,482,091

	Equipment loan payable in monthly installments
	of $401, including interest at 7.5% per annum,
	through September 2001 and collateralized by
	certain transportation equipment                                    2,741

	Note payable, bank, in monthly installments of
	$520 including interest at 8.75% per annum through
	February 2005                                                      20,592
                                                                      ---------

                                                                      1,558,992
	Less current portion                                               71,885
                                                                      ---------

	                                                               $1,487,107
                                                                     ==========

	Future aggregate principal maturities by year are as follows:

        		Year ending March 31:
		              	2002              $71,885
		              	2003               66,186
		              	2004               71,911
		              	2005               59,471
	              		2006               58,006
                              Thereafter      1,231,533
                                              ---------
				                     $1,558,992
                                             ==========

                   TECHNOLOGY GENERAL CORPORATION
                           AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - 	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2001:


             	 Payroll and related         $29,542
	             Interest                     10,461
	             Deferred rental income       37,801
	             Professional fees           220,100
	             Lawsuit reserve             100,000
                                              ---------
                     				    $397,904
                                              ========


NOTE 8 -	LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under noncancelable leases as of March 31, 2001 are as follows:

              Year ending March 31:
                  	2002	         $754,000
                  	2003	          398,000
                  	2004            186,000
                  	2005            186,000
                  	2006            125,000
                        Thereafter      304,000
                                       --------
		                         $1,953,000
                                     ==========

NOTE 9 -	INCOME TAXES:

The provision for income taxes in the accompanying consolidated statements of operations consists of the following federal and state income taxes (benefits) for the years ended March 31, 2001 and 2000:

                          2001            2000
                         -----           -----
	Deferred:
	Federal          $256,000         $(11,000)
	State	             37,000           (1,000)
                       --------          -------
		           $293,000         $(12,000)
                       ========         ========

                     TECHNOLOGY GENERAL CORPORATION
                             AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -	INCOME TAXES (CONTINUED):


The following table summarizes the significant differences between the Federal statutory income tax rate and the Company's effective tax rate.

                                                      2001       2000
                                                     -----       -----
	     Federal statutory rate                    (34.00)%    (34.00)%
	     State rate, net of federal tax benefit     (6.00)      (6.00)
	     Change in valuation allowance                          71.80
	     Other                                      10.50       (3.00)
                                                      ------      -------
                                                      42.30%     (43.00)%
	                                              ========     =======


The components of the Company's deferred tax assets and liabilities are as follows at March 31, 2001:

                                           Federal      State        Total

        Tax benefit attributable to:
       	 Net operating loss         $243,000     $32,000      $275,000
	       Lawsuit reserve             186,000      54,000       240,000
	       Depreciation                (41,000)    (12,000)      (53,000)
	       Inventories and other        27,000       8,000        35,000
                                         --------     -------      --------

                                         415,000      82,000       497,000
                                         --------    -------      --------
Less valuation allowance                (415,000)    (82,000)     (497,000)
                                        ---------    -------      --------
                                       $---------- 	$--------    $---------
                                        =========    =======      ========


The Company has fully reserved its deferred tax assets due to the uncertainty related to the ultimate outcome of its pending litigation
(See Note 11) and the effect the ultimate resolution may have on the Company. At March 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $784,000 and $354,000, respectively, which expire beginning in 2007.


NOTE 10 -	SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


                TECHNOLOGY GENERAL CORPORATION
                         AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10 -	SEGMENT INFORMATION (CONTINUED):
Information relative to the Company's business segments is as follows:



                                               Years Ended March 31,
                                                 2001          2000
                                               -------       -------
Revenues:
   Deep-drawn metal-formed products            $831,081     $934,195
   Spray coating and industrial mixer systems   660,368    1,067,555
   Ice crusher and shaving equipment            430,391      447,886
   Rental                                       794,889      709,759
                                               ---------   ----------
                                             $2,716,729   $3,159,395
                                             ==========    =========



                                                       Years Ended March 31,
                                                       ---------------------
                                                        2001         2000
                                                       ------       -----
	   Operating profit (loss):
         Deep-drawn metal-formed products            $(151,336)     $105,404
     	   Spray coating and industrial mixer systems     27,093       220,786
	   Ice crushing and shaving equipment             77,088        93,049
	   Rental                                        282,138        97,877
                                                      --------     ---------

                                                       234,983       517,116
    Less unallocated general corporate charges         830,197       802,356
                                                      --------      --------
                                                     $(595,214)    $(285,240)







                                                              March 31,
                                                                2001
                                                             --------
	  Identifiable assets:
	    Deep-drawn metal-formed products                    $411,351
	    Spray coating and industrial mixer systems           267,304
	    Ice crushing and shaving equipment                   122,109
	    Rental                                             1,509,923
	    General corporate                                    988,171
                                                            ----------
                                                            $3,298,858
                                                            ==========


                 TECHNOLOGY GENERAL CORPORATION
                         AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -	SEGMENT INFORMATION (CONTINUED):

                                                         Year Ended March 31,
                                                         -------------------
                                                          2001         2000
	                                                   -----        -----
  Depreciation and amortization:
          Deep-drawn metal-formed products              $50,765      $58,711
	    Spray coating and industrial mixer systems     15,464       27,008
	    Ice crushing and shaving equipment              1,972        2,964
	    Rental                                         64,929       58,208
	    General corporate                              80,873       79,198
                                                        -------      -------
                                                       $214,003     $226,089
                                                       ========     ========


                                                       Year Ended March 31,
                                                       --------------------
                                                       2001           2000
                                                       ----           ----
   Capital additions:
   	Deep-drawn metal-formed products               $1,000         $48,449
   	Spray coating and industrial mixer systems                        330
   	Ice crushing and shaving equipment
 	  Rental                                      193,734          95,972
   	General corporate                              28,357          24,844
                                                    -------          ------
                                                   $223,091        $169,595
                                                   ========        ========

The Company's deep-drawn metal-formed products segment had sales to three and two major customers in 2001 and 2000 of approximately $420,000 and $593,000, respectively. The spray coating and industrial mixer systems segment had sales to two and one major customers of approximately $209,000 and $243,000 in 2001 and 2000, respectively. The ice crushing machines segment had sales to one major customer of approximately $75,000 and $56,000 in 2001 and 2000, respectively. In addition, at March 31, 2001, accounts receivable from these customers were approximately $130,000.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 2001 and 2000 of approximately $157,000 and $127,000,
respectively.    The spray coating and industrial mixer systems segment had purchases from three major suppliers of approximately $186,000 and $218,000 in 2001 and 2000, respectively. The ice crushing machines segment had purchases from three and one major suppliers in 2001 and 2000 of approximately $103,000 and $71,000, respectively.

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

In July 1997, the DEP instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceding paragraph. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 1997, the DEP had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act.

The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulated that the USG and the DEP would receive $100,000 upon the execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of a certain property as provided in the agreemant. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

At March 31, 2001, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

The Company's reports on Form 10-QSB for the quarters ended June 30, September 30 and December 31, 2000 were not filed in accordance with the current Securities and Exchange Commission (SEC) rules regarding such filings. These reports, which were prepared and filed by the Company's non-independent certified public accountant , were filed between December 2000 and February 2001 and did not include an independent certified public accountants review of the respective financial statements, as required by the SEC's rules. The effect of the Company's non-compliance with the SEC's rules is not currently determinable.

NOTE 12 - 	STOCK COMPENSATION:

In November 1999 the Company authorized the issuance of 275,000 shares of restricted common stock and 4,000 shares of class A restricted common stock to various employees and consultants to the Company. These restricted shares are convertible to marketable common stock two years subsequent to the issue date provided the employees and consultants continue to provide services to the Company. The value of the shares on the date of authorization of approximately $22,000, is being expensed over a two-year period commencing January 1, 2000. These restricted shares were issued in May 2000.



                 TECHNOLOGY GENERAL CORPORATION
                          AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - 	RELATED PARTY TRANSACTIONS:

During the year ended March 31, 2000 the Company purchased a patent from a stockholder and executive officer of the Company. The purchase price of approximately $82,000 was advanced to the stockholder throughout the year as testing of the product was being performed. As the underlying products for this patent are currently not marketable, and the Company will incur additional costs to develop and market the products, the entire purchase price has been charged to operations and is included in general and a administrative expenses in the accompanying consolidated financial statements.