Form 10QSB
period 2001-06-30
TECHNOLOGY GENERAL CORP
filed 2001-08-07
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

               Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30, 2001

                                   OR

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            Commission File No. 2-97732

               TECHNOLOGY GENERAL CORPORATION

------------------------------------------------------------------------
Exact name of Small Business Issuer in its charter)

New Jersey                                       22-1694294
---------------------------------    -----------------------------------
(State or jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

12 Cork Hill Road, Franklin, New Jersey                    07416
---------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (973) 827-4143

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                 Yes X                         No
                 -----                       ------

As of JUNE 30, 2001, the Registrant had 5,881,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.












                                     1

                       TECHNOLOGY GENERAL CORPORATION

                                   INDEX



                                                                PAGE NO.

Part 1.  Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheet - June 30,2001        3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 2001 and 2000                           4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 2001 and 2000                           5

                  Notes to Consolidated Financial Statements       6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation     7-9

          Signatures                                               10



























                                     2
                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 June 30, 2001

                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 370,718
   Accounts receivable, net of allowance for doubtful
   accounts of $5,700                                             309,700
   Inventories                                                    336,664
   Prepaid expenses and other current assets                       29,932
                                                               ----------
    Total current assets                                        1,047,014

PROPERTY, PLANT AND EQUIPMENT, net                              2,075,778

OTHER ASSETS, NET                                                  60,807
                                                               ----------
                                                               $3,183,599
                                                               ==========
                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $   32,842
   Accounts payable and accrued expenses                          419,946
                                                               ----------
    Total current liabilities                                     452,788

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,506,545
   Reserve for contingency                                        600,000
   Security deposits                                               66,253
                                                               ----------
    Total long - term debt                                      2,172,798

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,881,912 shares                                     5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,412,753
   Accumulated deficit                                         (1,854,582)
                                                               -----------
                                                                  564,189

   Less treasury stock, at cost, 4,316 shares                      (6,176)
                                                               -----------
    Total stockholders' equity                                    558,013
                                                               -----------
                                                               $3,183,599
                                                               ===========


          See accompanying notes to consolidated financial statements
                                     3
                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 2001 and 2000
                               (UNAUDITED)


                             2001          2000
                            ------        ------
REVENUES:
  Product sales            $437,308      $523,460
  Rentals                   207,014       185,410
                           --------      --------
                            644,322       708,870

COSTS AND EXPENSES:
  Cost of product sales     260,369       291,113
  Cost of rentals           109,158       100,757
  Selling, general and
  administrative expenses   330,998       382,095
                           --------      --------
                            700,525       773,965
                           --------      --------
(LOSS) FROM
 OPERATIONS                 (56,203)      (65,095)

OTHER INCOME (EXPENSE):
  Interest expense              (95)       (1,725)
  Interest and Dividend
  Income                      3,546           745
  Other                       4,441        20,645
                           --------       -------
                              7,892        19,665
                           --------       -------

LOSS BEFORE INCOME TAXES    (48,311)      (45,430)

INCOME TAXES                    240
                            --------      --------

NET (LOSS)                 ($48,551)     ($45,430)
                           =========     =========












        See Accompanying notes to consolidated financial statements

                                     4

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                              (Unaudited)



                                               2001               2000
                                              ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               ($ 48,551)        ($ 45,430)
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization             52,562            54,606
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                       (8,050)          (14,284)
     Inventories                               34,845           (10,586)
     Prepaid expenses and other current
     assets                                    28,700           212,597
      Other assets                             11,672             6,042
Accounts payable and accrued expenses         (47,103)          (72,868)
     Lawsuit reserve                                             25,000
     Security deposits                                                5
                                             ---------        ---------
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                     24,075           155,082
                                            ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                            (2,662)          (97,045)
                                            ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt     (19,605)          (54,034)
                                            ----------       ----------


INCREASE IN CASH AND CASH EQUIVALENTS           1,808             4,003

CASH AND CASH EQUIVALENTS,
 beginning of period                          368,910           453,400
                                             --------          --------

CASH AND CASH EQUIVALENTS, end of period     $370,718          $457,403
                                             ========          ========





          See accompanying notes to consolidated financial statements

                                     5
              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

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

    The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulated that the USG and the DEP would receive $100,000 upon execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of a certain property, as provided in the agreement. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.













                                      6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2001, Technology
General Corporation and subsidiary had consolidated revenues of $644,322 and net loss of $48,551. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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




                                     7

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $125,532 and $145,272 respectively, for a total of $270,804. The comparable sales for the three-month period ending June 30, 2000 were $194,983 for Eclipse and $136,614 for Clawson for a total of $331,597. The 2001 three-month combined sales decreased $60,793 compared to the 2000 three-month total.


   The recent decrease in sales is due to a temporarily depressed industrial equipment market and the loss a major purchaser due to restructuring of their product lines. Eclipse has mounted a new advertising campaign and expansion of its' products to offset these losses. The introduction of Eclipse products to new markets and increased sales promotions are showing a positive growth trend. Sales are expected to increase over the next 12 months with continuation into the following year.


    The Precision Metalform Division reported sales for the three-months ended June 30, 2001 and 2000 of $166,503 and $191,864 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.


     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the three-months ended June 30, 2001 amounted to $157,985, an increase of $21,657 compared to the three-months ended June 30, 2000. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 2001, totaled $12,684 compared to $13,156 for the comparable 2000 period, a decrease of $472.













                                      8
LIQUIDITY

   As of June 30, 2001, current assets amounted to $1,047,014 and current liabilities totaled $452,788, reflecting a working capital of $594,226 and a current ratio of 2.31 to 1. There was a positive cash flow of $1,808 for the current three-month period due to net cash provided by operating activities.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $437,307 for the three-month period ended June 30, 2001.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2001 amounted to $207,015 an increase of $21,606 over the same period for 2000.

     GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2001, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 51 percent for the three-months ended June 30, 2001.

     INTEREST.  Total interest expense for the three-months ended
June 30, 2001 amounted to $31,334 of which $31,239 is reflected under "Cost of Rentals" and the remainder of $95 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the three-months ended
June 30, 2001 amounted to $48,551 and the net loss for the comparable 2000 three-month period was $45,430.























                                     9
                              SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 6, 2001             TECHNOLOGY GENERAL CORPORATION



          /s/ Charles J. Fletcher
       BY:---------------------------------------------
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board



           /s/ Helen S. Fletcher
       BY:--------------------------------------------
       Helen S. Fletcher
       Secretary/Treasurer





























                                     10