Form 10QSB
period 2001-09-30
TECHNOLOGY GENERAL CORP
filed 2001-10-30
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30, 2001

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

        Yes X                         No
       ......                      ......

As of September 30, 2001, the Registrant had 5,881,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

               TECHNOLOGY GENERAL CORPORATION

                           INDEX


                                                                PAGE NO.

Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - September 30, 2001       3

                  Consolidated Statement of Operations
                  For the six months ended
                  September 30, 2001 and 2000                           4

                  Consolidated Statement of Cash Flows
                  For the six months ended
                  September 30, 2001 and 2000                           5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-9

          Signatures                                                    10




                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               September 30, 2001



               ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                    $338,143
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                            262,840
  Inventories                                                   378,850
  Prepaid expenses and other current assets                      61,081
                                                             ..........
        Total current assets                                  1,040,914

PROPERTY, PLANT AND EQUIPMENT, net                            2,024,894

OTHER ASSETS, NET                                                55,795
                                                             ..........

                                                             $3,121,603
                                                             ::::::::::

                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $ 32,842
   Accounts payable and accrued expenses                        377,562
                                                             ..........
         Total current liabilities                              410,404

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,486,500
   Reserve for contingency                                      500,000
   Security deposits                                             66,253
                                                             ..........
    Total long - term debt                                    2,052,753

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,881,912 shares                                   5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                       132
   Capital in excess of par value                             2,412,753
   Accumulated deficit                                       (1,754,149)
                                                             ..........
                                                                664,622

  Less treasury stock, at cost, 4,316                            (6,176)
                                                             ..........
     Total stockholders' equity                                 658,446
                                                             ..........

                                                             $3,121,603
                                                            :::::::::::



      See accompanying notes to consolidated financial statements

                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)


                            Three Months Ended          Six Months Ended
                                September 30              September 30
                             ................            ...............
                              2001      2000              2001       2000


REVENUES:
   Product sales           $358,597  $454,557          $795,905	    $978,017
   Rentals                  207,571   201,225		414,585      386,635
                           ........  ........         ........    ........
                            566,168   655,782         1,210,490    1,364,652

COSTS AND EXPENSES:
  Cost of product sales     211,651   277,964   	472,020      569,077
  Cost of rentals            99,934    91,863	        209,092      192,620
  Selling, general and
  administrative expenses   155,090   374,974  	        486,088      757,069
                           ........  ........     	........    ........
                            466,675   744,801 	      1,167,200    1,518,766
                           ........  ........     	........    ........
INCOME (LOSS) FROM
 OPERATIONS                  99,493   (89,019)           43,290     (154,114)

OTHER INCOME (EXPENSE):
  Interest expense           (2,963)     (202)           (3,058)      (1,927)
  Interest and Dividend
  Income                      2,351    11,625  	          5,897       12,370
  Other                       1,552     7,758  	          5,993       28,403
                            .......    .......     	 .......      .......
                                940    19,181      	  8,832	      38,846
                           ........   ........     	........     ........

NET INCOME (LOSS)
BEFORE INCOME TAXES         100,433   (69,838)           52,122     (115,268)
INCOME TAXES                     -          -               240            -
                            .......   ........           ......      ........
                           $100,433  ($69,838)          $51,882    ($115,268)
                           :::::::::: :::::::::       ::::::::::    :::::::::



        See Accompanying notes to consolidated financial statements

            TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                              (UNAUDITED)



                                               Six Months Ended
                                                  September 30
                                              2001               2000
                                            .......            ........

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                       $ 51,882        ($115,268)
     Adjustment to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization            105,117          109,223
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                       38,810           98,920
     Inventories                               (7,341)         (43,124)
     Prepaid expenses and other current
     assets                                    (2,449)         214,466
     Other assets                              16,684           10,688
     Accounts payable and accrued expenses   (189,487)         (35,324)
     Security deposits                              -           15,848
                                           ............        .........
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                     13,216          255,429
                                           ............        ..........
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property,plant,
      and equipment                            (4,333)        (184,876)
                                            ...........        ..........
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt      (39,650)         (38,591)
                                            ...........       ...........

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (30,767)          31,962

CASH AND CASH EQUIVALENTS,
 beginning of period                          368,910          453,400
                                             ........          ........

CASH AND CASH EQUIVALENTS, end of period     $338,143         $485,362
                                             ::::::::          ::::::::





      See accompanying notes to consolidated financial statements

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMITMENTS AND CONTINGENCIES

     On September 1, 1994, the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. In March of 1997, the Company made a counter-proposal to the U.S.G. seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase, and continued negative economic conditions.

     In July of 1997, the New Jersey Department of Environmental Protection ("D.E.P.") instituted suit against the Company related to toxic chemical contamination at the site, which occurred in 1958 mentioned in the preceding paragraphs. The D.E.P. seeks to recover costs which it has expended. As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000. This work was substantially completed in 1999 by the EPA.

     The Company has received a consent decree from the United States
Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs.
The memorandum stipulated that the USG and the DEP would receive $100,000 upon execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of the Company's formally contaminated properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the site subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of a formally contaminated property, as provided in the agreement.











Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the six-month period ended September 30,2001, Technology
General Corporation and subsidiary had consolidated revenues of $1,210,490 and net earnings of $51,882. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

     Additionally, Eclipse manufactures a full line of portable and fixed position mixers for all industries. Standard models are available in air or electric drive with gear reduction models in the larger sizes. Eclipse maintains an extensive parts inventory providing made-to-order mixers at a cost and delivery time equal to the standard stocked models. Specialty alloys, elastomers and coatings are available to meet any demanding application. Typical uses are found in the chemical, plating, paint, printing, food and pharmaceutical industries.

     Eclipse has recently expanded its' capabilities to include the ancillary equipment associated with the mixing and spraying industries. Current capabilities include the design and manufacturing of instrumentation and control systems available in stand alone and integrated designs.







     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $280,797 and $252,106 respectively, for a total of $532,903. The comparable sales for the six-month period ending September 30, 2000 were $325,582 and $249,942 for a total of $575,524. The 2001 six-month combined sales decreased $42,621 compared to the 2000 six-month total.

     The recent decrease in sales is due to a temporarily depressed industrial equipment market and the loss of a major purchaser due to restructuring of their product lines. Eclipse has mounted a new advertising campaign and expansion of its' products to offset these losses. The introduction of Eclipse products to new markets and increased sales promotions are showing a positive growth trend. Sales are expected to increase over the next 12 months with continuation into the following year.

     The Precision Metalform Division reported sales for the six-months ended September 30, 2001 and 2000 of $263,002 and $402,494 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the six-months ended September 30, 2001 amounted to $316,528, an increase of $27,549 compared to the six-months ended September 30, 2000. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six-month period ended September 30, 2001, totaled $25,368 compared to $25,804 for the comparable 2000 period, a decrease of $437.




LIQUIDITY

   As of September 30, 2001, current assets amounted to $1,040,914 and current liabilities totaled $410,404, reflecting a working capital of $730,510 and a current ratio of 2.54 to 1. There was a negative cash flow of $30,767 for the current six-month period due to a reduction in liabilities.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $795,905 for the six-month period ended September 30, 2001.

     RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2001 amounted to $414,585 an increase of $27,950 over the same period for 2000.

     GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2001, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 40 percent for the six-months ended September 30, 2001.

     INTEREST.  Total interest expense for the six-months ended
September 30, 2001 amounted to $65,389 of which $62,331 is reflected under "Cost of Rentals" and the remainder of $3,058 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net income for the six-months ended
September 30, 2001 amounted to $51,882 and the net loss for the comparable 2000 six-month period was $115,268.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October 29, 2001             TECHNOLOGY GENERAL CORPORATION



           /s/ Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





          /s/  Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer

