Form 10QSB
period 2001-12-31
TECHNOLOGY GENERAL CORP
filed 2002-01-29
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

           Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED DECEMBER 31, 2001

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

        Yes X                         No
       ......                      ......

As of December 31, 2001, the Registrant had 5,881,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

                      TECHNOLOGY GENERAL CORPORATION

                                  INDEX


                                                                  PAGE NO.
 Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - December 31, 2001        3

                  Consolidated Statement of Operations
                  For the nine months ended
                  December 31, 2001 and 2000                            4

                  Consolidated Statement of Cash Flows
                  For the nine months ended
                  December 31, 2001 and 2000                            5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-9

          Signatures                                                    10



                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                              December 31, 2001




ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                    $240,403
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                            284,692
  Inventories                                                   348,804
  Prepaid expenses and other current assets                      58,733
                                                             ..........
        Total current assets                                    932,632

PROPERTY, PLANT AND EQUIPMENT, net                            1,977,735

OTHER ASSETS, NET                                                53,474
                                                             ..........
                                                             $2,963,841
                                                             ::::::::::

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $ 67,280
   Accounts payable and accrued expenses                        398,694
                                                             ..........
         Total current liabilities                              465,974

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,435,536
   Reserve for contingency                                      500,000
   Security deposits                                             66,253
                                                             ..........
    Total long - term debt                                    2,001,789

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,881,912 shares                                   5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                       132
   Capital in excess of par value                             2,412,753
   Accumulated deficit                                       (1,916,517)
                                                             ..........
                                                                502,254

  Less treasury stock, at cost, 4,316 shares                     (6,176)
                                                             ..........
     Total stockholders' equity                                 496,078
                                                             ..........

                                                             $2,963,841
                                                            :::::::::::


         See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                            Three Months Ended           Nine Months Ended
                               December 31                  December 31
                            ................            ..................
                             2001      2000              2001        2000


REVENUES:
   Product sales           $411,983  $415,663        $1,207,888   $1,393,680
   Rentals                  199,997   229,255           614,582      615,890
                           ........  ........        ..........   ..........
                            611,980   644,918         1,822,470    2,009,570

COSTS AND EXPENSES:
  Cost of product sales     254,554   244,117           726,574      813,194
  Cost of rentals            99,710    95,857           308,802      288,477
  Selling, general and
  administrative expenses   423,486   363,914           909,574    1,120,983
                           ........  ........        ..........    .........
                            777,750   703,888         1,944,950    2,222,654
                           ........  ........        ..........    .........
(LOSS) FROM
 OPERATIONS                 (165,770)  (58,970)        (122,480)    (213,084)


OTHER INCOME (EXPENSE):
  Interest expense              191    (3,269)           (2,867)      (5,196)
  Interest and Dividend
  Income                      1,456     6,701             7,353       19,071
  Other                       1,755    20,129             7,748       48,532
                            .......    .......         ........      .......
                              3,402    23,561            12,234       62,407
                           ........   ........         ........     ........

NET (LOSS)
BEFORE INCOME TAXES        (162,368)  (35,409)         (110,246)    (150,677)
INCOME TAXES                      -         -               240            -
                           ........   ........        ..........     ........
                          ($162,368)  ($35,409)       ($110,486)   ($150,677)

                          :::::::::   ::::::::        ::::::::::   ::::::::::



       See Accompanying notes to consolidated financial statements

               TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
               NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                (Unaudited)




                                                Nine Months Ended
                                                   December 31
                                             2001                2000
                                            .......            ........

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      ($110,486)        ($150,677)
     Adjustment to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization            157,680           158,000
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                       16,958            54,206
     Inventories                               22,705           (48,605)
     Prepaid expenses and other current
     assets                                      (101)          189,089
      Other assets                             19,005            16,731
     Accounts payable and accrued expenses   (172,960)          (59,533)
     Security deposits                              -             1,861
                                           ...........         .........
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                    (67,199)          161,072
                                           ...........         .........
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property,plant,
      and equipment                            (9,737)         (176,852)
                                            ..........        ..........
CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on long-term debt      (51,571)          (48,422)
                                            ..........        ..........

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (128,507)          (64,202)

CASH AND CASH EQUIVALENTS,
 beginning of period                          368,910           453,400
                                              .......           .......

CASH AND CASH EQUIVALENTS, end of period     $240,403          $389,198
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

     In July of 1997, the New Jersey Department of Environmental Protection ("D.E.P.") instituted suit against the Company related to toxic chemical contamination at the site which occurred in 1958 mentioned in the preceding paragraphs. The D.E.P. seeks to recover costs which it has expended. As of July 1997, the D.E.P. had incurred costs in excess of $1,150,000. This woek was substantially completed in 1999 by the EPA.

     The Company has received a consent decree from the United States
Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs.
The memorandum stipulated that the USG and the DEP would receive $100,000 upon execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of the Company's formally contaminated properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the site subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of formally contaminated property as provided in the agreement.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the nine-month period ended December 31, 2001, Technology
General Corporation and subsidiary had consolidated revenues of $1,822,470 and net loss of $110,486. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

     Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for the food service and related industries. The popular Hail Queen and Princess Chipper ice crushers are specified as "standard equipment" in many major restaurant chains. The patented In-line crusher that inserts between a commercial ice cuber and storage bin, maximizes the functionality of the standard cuber without increasing floor space usage. The In-Line crusher will crush cubes to one side of a storage bin or bypass cubes to the other side depending on demand. All three units are NSF (National Sanitary Foundation) listed, a requirement for food handling equipment in most states. The In-line crusher is also UL recognized.

     Clawson also manufactures ice shaving equipment for block cubes including several models specifically designed for snow cones used in the amusement industries. These models include shaved ice storage areas, cup and syrup dispensers.

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

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month period amounted to $389,161 and $341,773 respectively, for a total of $730,934. The comparable sales for the nine-month period ending December 31, 2000 were $473,338 and $332,556 for a total of $805,894. The 2001 nine-month combined sales decreased $74,960 compared to the 2000 nine-month total.

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

     The Precision Metalform Division reported sales for the nine-months ended December 31, 2001 and 2000 of $476,954 and $587,786 respectively. Management anticipates that sales for the balance of the year are expected to increase in the writing instruments field whereas cosmetic sales are expected to remain stable. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the nine-months ended December 31, 2001 amounted to $473,512, an increase of $4,332 compared to the nine-months ended December 31, 2000. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine-month period ended December 31, 2001, totaled $41,393 compared to $38,488 for the comparable 2000 period, an increase of $2,905.


LIQUIDITY

   As of December 31, 2001, current assets amounted to $932,632 and current liabilities totaled $465,974, reflecting a working capital of $466,658 and a current ratio of 2.00 to 1. There was a negative cash flow of $128,507 for the current nine-month period due to a reduction in liabilities.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $1,207,888 for the nine-month period ended December 31, 2001.

     RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 2001 amounted to $614,582 a decrease of $1,308 over the same period for 2000.

     GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2001, was 43 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 50 percent for the nine-months ended December 31, 2001.

     INTEREST.  Total interest expense for the nine-months ended
December 31, 2001 amounted to $96,449 of which $93,201 is reflected under "Cost of Rentals" and the remainder of $3,248 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the nine-months ended
December 31, 2001 amounted to $110,486 and the net loss for the comparable 2000 nine-month period was $150,677.


                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 28, 2002             TECHNOLOGY GENERAL CORPORATION



           /s/Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





            /s/Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer


