Form 10KSB
period 2002-03-31
TECHNOLOGY GENERAL CORP
filed 2002-06-28
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-KSB

              (X) Annual Report Pursuant to Section 13 or 15 (d)of the
                         Securities and Exchange Act of 1934

                      For the Fiscal Year Ended March 31, 2002

                ( ) Transition Report Under Section 13 0r 15 (d)
                    Of the Securities and Exchange Act of 1934

             For the transition Period From 4/01/2001 to 3/31/2002

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





                                         I


State Registrant's Revenues for Most Fiscal Year:
$2,583,880

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2002 based on the closing bid on such day of $.06.
$171,158


Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2002:

Common: 5,811,912

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

Division Operations

The three (3) manufacturing divisions, Precision Metalform, Eclipse Systems and Clawson Machine all operate from Tech Gen's industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

Employees

As of March 31, 2002, the Company had approximately thirty (30) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.



Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2002 were $691,756, a decrease of $139,325 or (16.8%) from the previous fiscal year sales of $831,081. The decrease in sales can be attributable to a general down-turn in the US economy.


2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2002 were $603,744, a decrease of $56,624 (8.57%) from the 2001 fiscal year's sales of $660,368. The decrease is attributable to the continued economic slowdown in the industries serviced by our products. The implementation of a new marketing strategy in 2000 has begun to show signs of significantly slowing the effects of this economic downturn.
At the anticipated rate of change, with respect to previous years, the upcoming fiscal year can produce positive net earnings for the parent company. With continued manufacturing of specialized mixers, now approximately 55% of mixer sales, profitability is increased through direct end user sales thus avoiding distributor discounting. Sales through our long established distributor network of our standard mixer line has leveled and is expected to climb in the next twelve months. In addition, we are currently developing "value added" optional components for our mixer line providing additional sales to an existing marketplace.

The spray division of Eclipse Systems has maintained consistent sales over the past year despite the industry drop in purchasing. Sales of the standard and H.V.L.P. imported models have remained at 2001 levels. Eclipse Systems has brought back two of its previously discontinued spray guns. The Gat and G-6 guns are industrial grade spray guns. The ruggedness and reliability of these two models set the industry standard for years. Import models in recent years slowed the sales of the Gat and G-6. With renewed interest, specifically from the U.S. Government and "Buy America", the Gat and G-6 have been reinstated into the currently extensive spray gun line.

3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant industries. Sales for the fiscal year ended March 31, 2002 increased $9,685 to $440,076 from the March 31, 2001 figure of $430,391. This 2%
increase in sales is attributable to a well-defined advertising campaign and the increase in distributor representation in the hotel, restaurant and amusement industries. Export sales have increased over last year and are expected to continue at the current rate.

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

Eclipse has recently expanded its capabilities to include the ancillary equipment associated with the mixing and spraying industries. Current capabilities include the design and manufacturing of instrumentation and control systems available in stand alone and integrated designs.

Eclipse Systems blends its marketing in various media to maximize product exposure. Monthly industrial journals and Thomas Register have proven an effective marketing means. The Internet website has experienced a 300% increase in visits over the last 18 months. These "hits" are primarily from end-use customers leading to direct sales thus eliminating any distributor discounting. The coming year will provide an opportunity for increased research and development in both the mixer and spray gun divisions to develop additions to the current product line. As new products are brought to market additional advertising programs will be developed.


3.  Clawson Machine Division

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

Clawson additionally manufactures ice shaving equipment for block cubes including several models specifically designed for snow cones used in the amusement industries. These models include shaved ice storage areas, cup and syrup dispensers.

The Clawson Machine Division uses a nationwide distributor network and trade specific periodicals for sales lead generation. Numerous trade journals related to the food, beverage, restaurant, and amusement industry carry our advertising. Participation in trade shows have established a growing distributor network worldwide and thus has increased export sales. Internet webpage activity has significantly increased over the past twelve months. The current marketing scheme has proven effective and will continue into the upcoming year. New product development is planned for both the shaver and crusher product lines. Additionally, certain model crushers are planned for submission for critical industry certifications.


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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended
March 31, 2002 reflects a net loss of $320,491 as compared to a net loss of $985,053 for the fiscal year ended March 31, 2001, an decrease in net loss of $664,562.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $143,486 for the current year.

The Aerosystems Division is currently leasing space at its Franklin, New Jersey location where a Superfund project clean up restored the property. The refurbished portion of the plant located there is presently leased by two (2) tenants. Total revenue generated at the Aerosystems facility during the fiscal year ended March 31, 2002 was $53,895, a rental revenue decrease of $2,536 when compared to last year's revenue of $56,431.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from eight (8) industrial tenants. Current rental revenues were $650,923, an increase of 10 percent or $57,005 when compared to the March 31, 2001 fiscal year revenues of $593,919.

The rental revenues generated by Technology General, Aerosystems, and Transbanc totaled $848,304 for this fiscal year, a 6.7 percent increase over rental revenues of $794,889 for the fiscal year 2001.

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

For the year ended March 31, 2002, the Clawson Division had sales of $352,694 to three (3) major customers, Scruggs, Inc., SeaKing International Trading, and Western Pacific which accounted for 80 percent of the total sales of $440,076. One major customer, The U.S. Government, accounted for $109,897 or 18 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

The Precision Metalform Division has two customers which together represent 42 percent of Precision Metalform's total sales. Accutec Inc. represents 23 percent and Sheaffer Pen represents 19 percent of Precision's total annual sales. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.


ITEM 2          DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased by two (2) tenants and is expected to generate $111,000 in rental revenues for the fiscal year ended March 31, 2003.

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

ITEM 3      LEGAL PROCEDURES

Environmental Matters

On September 1, 1994 the Company received a memorandum from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company. In March, 1997, the Company made a counterproposal to the U.S. Government (USG) seeking reduction in the proposed terms for restoration expenditures incurred by the Company resulting from zoning changes following the cleanup phase.

In July 1997, the N.J. Dept. of Environmental Protection (DEP) instituted suit against the Company related to toxic chemical contamination at the site mentioned in the preceeding paragraph. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the DEP seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 1997, the DEP had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act.

The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulates that the USG and the DEP would receive $100,000 upon the execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

At March 31, 2002, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.


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


Fiscal Year Ended March 31, 2002          Common Stock Bid
                                            High      Low
First quarter ended June 29, 2001            .06      .03
Second quarter ended September 28, 2001      .04      .04
Third quarter ended December 31, 2001        .04      .03
Fourth quarter ended March 29, 2002          .04      .03

Fiscal Year Ended March 31, 2001           Common Stock Bid
                                            High      Low

First quarter ended June 30, 2000            .156     .063
Second quarter ended September 29, 2000      .09      .07
Third quarter ended December 29, 2000        .09      .02
Fourth quarter ended March 30, 2001          .07      .03

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2002 was 423. As of March 31, 2002 the number of holders of Common Stock Class A was 12.

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

Liquidity and Capital Resources

Working capital at March 31, 2002 was $237,022 and the current ratio was 1.41 to 1. Working capital decreased $224,745 from that of last year.

Net cash used in operations for the fiscal year ended March 31, 2002 amounted to $44,192 a decrease of $234,792 from that of March 31, 2001.

Results of Operations (consolidated)

The following table sets for the statement of operations for the Company on a consolidated basis for the years ended March 31, 2002 and March 31, 2001. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2002          2001
Revenues:
 Product Sales                       $1,735,576     $1,921,840
 Rental Income                          848,304        794,889
                                     ----------     ----------
                                      2,583,880      2,716,729
Costs and Expenses
 Cost of Product Sales                1,035,949      1,170,432
 Cost of Rentals                        401,014        386,887
 Selling, General, Administrative     1,481,056      1,754,624
                                     ----------      ---------
                                      2,918,019      3,311,943
                                     ----------      ---------
(Loss) from Operations                 (334,139)      (595,214)
Other Income (Expense)                   13,648        (96,839)
                                     ----------      ---------
(Loss) Before Income Taxes             (320,491)      (692,053)
Income Taxes                                           293,000
                                     ----------      ---------
Net Loss                              $(320,491)     $(985,053)
                                     ==========      =========
Basic and Diluted Loss per
Common Shareholders                   $   (0.05)     $   (0.17)
                                     ==========      =========
Current Ratio                              1.46           1.72
Weighted Average Number of Common    ==========      =========
Shares Outstanding Used in Computing
Basic and Diluted Earnings (loss)
Per Common Share                      5,956,911      5,925,067
                                     ==========      =========






YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001
(see Description of Business- Discussion of Divisions)

Technology General Corporation generated consolidated revenues of $2,583,880 and $2,716,729 for the fiscal years ended March 31, 2002 and 2001 respectively. The three manufacturing divisions sales for 2002 were $1,735,576, a decrease of $186,264 when compared to 2001 product sales of $1,921,840. The Clawson Machine Division sales increased $9,685 or 2 percent from $430,391 in 2001 to $440,076 for the fiscal year ended March 31, 2002. The Precision Metalform Division sales decreased $139,325 or 17 percent to $691,756 from the previous year's sales of $831,081. The Eclipse Systems Divisions sales for the current fiscal year were $603,744, a decrease in sales of $56,624 or 9 percent from the previous year's sales of $660,368.

Rental revenues increased $53,415 to $848,304 for the current fiscal year compared to the previous fiscal year of $794,889. The Aerosystems Division recorded a decrease in rental revenues of $2,536 to $53,895 for 2002 compared to $56,431 in 2001. Technology General's rental revenues decreased slightly to $143,486 for the fiscal year ended March 31, 2002 from $144,539 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $650,923, an increase of $57,004 over that of the fiscal year ended March 31, 2001.

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

After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net loss of $301,336 before provision for income taxes. In 2001, the manufacturing divisions had a combined net loss of $725,619.

The current fiscal year's net loss from the Company's rental entities after management fees but before income taxes totaled $10,746, a decrease of $44,312 compared to the previous fiscal year's net income of $33,566.

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

Jeffrey C. Fletcher is the manager of the Deep Draw Division. He has been associated with the Deep Draw Division since its inception, starting in Sales and Administration. Mr. Fletcher attended Husson College in Bangor, Maine and County College of Morris in New Jersey prior to his employment by Precision Metalform. He is the son of Charles J. Fletcher and Helen S. Fletcher.

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


ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2002 to each of the named executive officers of the Registrant.

Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Helen S. Fletcher     Secretary/Treasurer, Director

Compensation

Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation $162,060
No other executive officer received compensation in excess of $10,000.

1. The Company owns automobiles for two executive officers. The cars were used primarily for business purposes.

2. None of the executive officers have employment agreements with the Company.



ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name & Address          No. of Shares     No. of Shares    Percentage
Beneficial Owner/       Common Stock      Class A Stock    Beneficial
Identity of Group             Beneficially Owned           Ownership

Charles J. Fletcher(1)   1,557,500         25,000           26.3
15 Seminole Ct,
Newton NJ 07860

Jeffrey C. Fletcher        472,439         20,000            8.2
7 Seminole Ct,
Newton NJ 07860

Helen S. Fletcher(2)     1,090,500                          18.1
15 Seminole Ct,
Newton NJ 07860


Evelyn Padalino            383,916                           6.4
35 Gall Road,
Morris Plains NJ 07950

All officers and directors as a group total three and own 3,120,439 Common shares and 45,000 Class A shares.

(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 144,000 shares of Common stock (25%)

(2) Helen S. Fletcher is a co-founder and Secretary/Treasurer of the Company.

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 26th day of June, 2002.

TECHNOLOGY GENERAL CORPORATION

/s/Charles J. Fletcher

BY: Charles J. Fletcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                 Title                               Date

/s/Charles J. Fletcher

Charles J. Fletcher   President/Chairman of the Board        6/26/02

/s/ Helen S. Fletcher

Helen S. Fletcher     Secretary/Treasurer                    6/26/02


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


Date: 6/26/02












                             TECHNOLOGY GENERAL CORPORATION
                                     AND SUBSIDIARY

                           CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                             INDEPENDENT AUDITORS' REPORT

                                    MARCH 31, 2002




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

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-6 - F-15











                            INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders of
 Technology General Corporation


We have audited the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology General Corporation and Subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the accompanying consolidated financial statements, the Company's three quarterly reports for the years ended March 31, 2002 and 2001 were not filed in accordance with Securities and Exchange Commission rules.



/s/ Rothstein, Kass & Co., P.C.
Roseland, New Jersey
June 7, 2002



                                         F-1

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2002

                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $231,560
     Accounts receivable, net allowance for
      doubtful accounts of $5,700                      294,223
     Inventories                                       272,824
     Prepaid expenses and other current assets          23,449
                                                      --------
               Total current assets                           $  822,056

PROPERTY, PLANT AND EQUIPMENT, net                             1,963,074

OTHER ASSETS:
      Goodwill, less accumulated amortization
        of $53,019                                     23,897
      Other                                            33,457
                                                     --------
                                                                  57,354
                                                              ----------
                                                              $2,842,484
                                                              ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Long-term debt, current portion                $  66,186
    Accounts payable                                  81,245
    Accrued expenses and other current liabilities   414,456
    Security deposits                                 23,147
                                                    --------
         Total current liabilities                           $   585,034

LONG-TERM LIABILITIES:
    Long-term debt, less current portion           1,420,947
    Lawsuit reserve                                  500,000
    Security deposits                                 45,715
                                                    --------
                                                               1,966,662
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote per share,
 authorized 30,000,000 shares, issued 5,886,228
 shares, outstanding 5,811,912 shares                 5,886
 Class A common stock, $.001 par value,
 .1 vote per share, authorized 15,000,000 shares,
 issued and outstanding 131,839 shares                   132
 Capital in excess of par value                    2,421,123
 Accumulated deficit                              (2,126,522)
                                                  ----------
                                                     300,619
 Less treasury stock, at cost, 74,316 shares          (9,831)
                                                  ----------
         Total stockholders' equity                              290,788
                                                                --------
                                                              $2,842,484
                                                             ===========

            See accompanying notes to consolidated financial statements
                                        F-2



                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2002 and 2001

                                               2002               2001
                                              -----              -----
REVENUES:
     Product sales                        $1,735,576         $1,921,840
     Rentals                                 848,304            794,889
                                           ---------          ---------
                                           2,583,880          2,716,729
                                           ---------          ---------
COSTS AND EXPENSES:
      Cost of product sales                1,035,949          1,170,432
      Cost of rentals, including
      interest expense of $123,837
      and $127,724 in 2002 and
      2001, respectively                     401,014            386,887
      Selling, general and
      administrative expenses              1,481,056          1,754,624
                                           ---------          ---------
                                           2,918,019          3,311,943
                                          ----------         ----------
LOSS FROM OPERATIONS                        (334,139)          (595,214)
                                          ----------         ----------
OTHER INCOME (EXPENSE):
     Interest income                           7,955             22,952
     Interest expense                         (4,231)            (9,978)
     Other                                     9,924             37,772
     Lawsuit reserve                               -           (156,000)
     Insurance recoveries                          -              8,415
                                             --------            -------
                                              13,648            (96,839)
                                              -------            -------

LOSS BEFORE INCOME TAXES                    (320,491)          (692,053)

INCOME TAXES                                                    293,000
                                             --------           -------
NET LOSS                                   $(320,491)         $(985,053)
                                             ========          ========
BASIC AND DILUTED LOSS
PER COMMON SHARE                           $   (0.05)         $   (0.17)
                                             ========          ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                      5,956,911          5,925,067
                                           =========          =========








                See accompanying notes to consolidated financial statements
                                         F-3





                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY



                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     YEARS ENDED MARCH 31, 2002 and 2001


                                                  Class A
                              Common Stock      Common Stock      Capital in                     Treasury Stock
                            -----------------   --------------     Excess of    Accumulated      ---------------
                             Shares    Amount  Shares    Amount    Par Value      Deficit        Shares  Amount        Total
                            -------    ------  ------    ------    ---------   ------------     -------- ------    ----------
BALANCES, March 31, 2000    5,611,228 $5,611   127,839   $128     $2,401,872     $(820,978)       2,556  $(2,176)   $1,584,457


STOCK COMPENSATION            275,000    275     4,000      4         10,881                                            11,160

PURCHASE OF TREASURY STOCK                                                                         1,760  (4,000)       (4,000)

NET LOSS                                                                          (985,053)                           (985,053)
                           ----------  -----    -------   ------    ---------    -----------     --------  ------   ------------
BALANCES, March 31, 2001    5,886,228  5,886   131,839     132     2,412,753    (1,806,031)        4,316  (6,176)      606,564

STOCK COMPENSATION                                                     8,370                                             8,370


PURCHASE OF TREASURY
STOCK                                                                                             70,000    (3,655)     (3,655)

NET LOSS                                                                           (320,491)                          (320,491)
                             _________  ______  _______    ____    __________    _____________      _____  ________    ________
BALANCES,  March 31, 2002   5,886,228  $5,886   131,839    $132    $2,421,123  $ (2,126,522)      74,316   $(9,831)   $290,788
                            =========  ======   =======    ====    ==========    =============     ======  =======    ========





                            See accompanying notes to consolidated financial statements
                                                       F-4







                       TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEARS ENDED MARCH 31, 2002 and 2001


CASH FLOWS FROM OPERATING ACTIVITIES:            2002           2001
                                                -----          -----
 Net loss                                     $(320,491)    $(985,053)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation and amortization                 184,614       218,369
  Provision for doubtful accounts                     -         2,700
  Deferred income taxes                               -       293,000
  Stock compensation                              8,370        11,160
  Lawsuit reserve                                     -       156,000
  Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
   Accounts receivable                            7,427       137,137
   Inventories                                   98,685        24,740
   Prepaid expenses and other current assets     35,183       186,919
   Other assets                                  10,759        10,553
   Accounts payable                             (87,900)      (57,796)
   Accrued expenses and other current
     liabilities                                 16,552       197,108
   Security deposits                              2,609        (4,237)
                                                -------       -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          (44,190)      190,600
                                                -------       -------
NET CASH USED IN INVESTING ACTIVITIES,
 purchases of property, plant, and equipment    (17,644)     (223,091)
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt             -        21,000
 Principle payments on long-term debt           (71,859)      (68,999)
 Purchase of treasury stock                      (3,655)       (4,000)
                                                --------      --------
NET CASH USED IN FINANCING ACTIVITIES           (75,514)      (51,999)
                                                --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (137,350)      (84,490)

CASH AND CASH EQUIVALENTS, beginning of year    368,910       453,400
                                                --------      --------
CASH AND CASH EQUIVALENTS, end of year         $231,560      $368,910
                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year
for interest                                   $128,367      $137,977
                                               ========      ========










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

Inventories - Inventories, which include material, labor and overhead costs,are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

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

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31,2002 and 2001 were the same.

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

Impact of Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company believes it will not experience a material adverse effect on its financial position or results of operations as an impact of this recently issued accounting standard.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company believes it will not experience a material adverse effect on its financial position or results of operations as an impact of this recently issued accounting standard.

NOTE 3 -     LIQUIDITY:

The Company has suffered recurring losses from operations, has experienced a deterioration in financial condition, lost a major customer in its spray coating and industrial mixer systems segment during the year ended March 31, 2001, has not yet renewed the lease with a major tenant which expires in July 2002, and faces the uncertainties of its settlement terms with the United States Government (USG) and the New Jersey Department of Environmental Protection (DEP) (See Note 11) and the prospects of a prolonged downturn in the manufacturing sector of the economy. The Company is in negotiation with the major tenant for the extension of the tenant's lease on substantially the same terms as its expiring lease, (See note 10). The Company may have to find alternative sources of financing, extend the terms of its current financings, sell certain assets or have further staff reductions in order to meet its current obligations and attain profitable operations. In the event of an unfavorable resolution to the settlement terms with the USG and DEP, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution and its operations other than to sell certain of its assets.


                      TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 -  INVENTORIES:

Inventories consist of the following at March 31, 2002:

  Purchased parts and raw materials      $160,131
  Work-in-progress                          3,970
  Finished goods                          108,723
                                          -------
                                         $272,824
                                         ========

NOTE 5 -    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2002:

           Land                                     $  365,314
           Building and improvements                 4,064,351
           Land improvements                           274,626
           Machinery and equipment                   1,476,590
           Furniture and fixtures                       51,576
           Office equipment                            145,690
           Transportation equipment                    137,440
                                                     ----------
                                                     6,515,587
  Less accumulated depreciation and amortization     4,552,513
                                                     ----------
                                                    $1,963,074
                                                    ===========

A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection (See Note 11).

                         TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -  LONG-TERM DEBT:

      The following is a summary of long-term debt at March 31, 2002:

      Note payable, bank, in monthly installments of
      $1,420 including interest at 8% per annum through
      March 2004                                           $    31,400

      Mortgage note payable in monthly installments
      of $13,855, including interest at 8.47% per annum,
      through October 15, 2007, at which time the
      remaining principal balance is due, and
      collateralized by first mortgages on the
      Company's real estate holdings and the assignment
      of leases and rents from its rental operations         1,439,748

      Note payable, bank, in monthly installments of
      $520 including interest at 8.75% per annum through
      February 2005                                             15,985
                                                            ----------

                                                             1,487,133
     Less current portion                                       66,186
                                                              --------

                                                            $1,420,947
                                                            ==========



     Future aggregate principal maturities by year are as follows:

              Year ending March 31:

              2003                                          $  66,186
              2004                                             71,952
              2005                                             59,456
              2006                                             58,006
              2007                                             62,005
             Thereafter                                     1,169,528
                                                            ---------
                                                           $1,487,133
                                                           ==========

      In April 2002, the Company obtained a $15,000 line of credit bearing interest at the prime rate plus 1.25% that is due
      April 2003.





                       TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 -     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2002:


                                Payroll and related        $ 25,643
                                Interest                     10,162
                                Deferred rental income       45,801
                                Professional fees           211,500
                                Lawsuit reserve             100,000
                                Other                        21,350
                                                           --------
                                                           $414,456
                                                           ========


NOTE 8 -    LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2002 are as follows:

              Year ending March 31:

                  2003            $  567,000
                  2004               401,000
                  2005               153,000
                  2006               102,000
                  2007                64,000
             Thereafter              186,000
                                    --------
                                  $1,473,000
                                  ==========






                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -    INCOME TAXES:

The provision for income taxes in the accompanying consolidated statements of operations consists of the following federal and state income taxes for the years ended March 31, 2002 and 2001:

                              2002            2001
                             -----           -----
     Deferred:
     Federal           $        -          $256,000
     State                      -            37,000
                          --------          -------
                       $        -          $293,000
                          ========         ========



The following table summarizes the significant differences between the Federal statutory income tax rate and the Company's effective tax rate.

                                                      2002       2001
                                                     -----       -----
           Federal statutory rate                   (34.00)%    (34.00)%
           State rate, net of federal tax benefit    (6.00)      (6.00)
           Change in valuation allowance and other   40.00       82.30
                                                    ------      -------
                                                         - %     42.30 %
                                                   ========     =======


The components of the Company's deferred tax assets and liabilities are as follows at March 31, 2002:

                                        Federal      State       Total
                                         -------      -----       -----
     Tax benefit attributable to:
          Net operating loss          $371,000     $69,000     $440,000
          Lawsuit reserve              186,000      54,000      240,000
          Depreciation                 (32,000)     (9,000)     (41,000)
          Inventories and other         88,000      25,000      113,000
                                      --------     -------     --------
                                       613,000     139,000      752,000

          Less valuation allowance    (613,000)   (139,000)    (752,000)
                                     ---------    -------      --------
                                     $       -    $      -     $      -
                                      =========    =======      ========






                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -    INCOME TAXES (CONTINUED):

The Company has fully reserved its deferred tax assets due to the uncertainty related to the ultimate outcome of its pending litigation (See Note 11) and the effect the ultimate resolution may have on the Company. At March 31, 2002, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1,197,000 and $766,000, respectively, which expire beginning in 2007.


NOTE 10 -    SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


Information relative to the Company's business segments is as follows:

                                                 Years Ended March 31,
                                                  ---------------------
                                                   2002          2001
                                                  -------       -------
     Revenues:
     Deep-drawn metal-formed products          $   691,756   $  831,081
     Spray coating and industrial mixer systems    603,744      660,368
     Ice crushing and shaving equipment            440,076      430,391
     Rental                                        848,304      794,889
                                                 ---------   ----------
                                                $2,583,880   $2,716,729
                                                ==========    =========



                                                 Years Ended March 31,
                                                 ---------------------
                                                   2002         2001
                                                   ------       -----
         Operating profit (loss):
         Deep-drawn metal-formed products      $ (16,301)    $(151,336)
         Spray coating and industrial
         mixer systems                            55,103        27,093
         Ice crushing and shaving equipment       81,449        77,088
         Rental                                  243,027       282,138
                                                --------     ---------
                                                 363,278       234,983
    Less unallocated general corporate charges   697,417       830,197
                                                --------      --------
                                               $(334,139)    $(595,214)
                                              ==========    ==========





                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 10 -   SEGMENT INFORMATION (CONTINUED):

                                                         March 31,
                                                           2002
                                                         --------
     Identifiable assets:
          Deep-drawn metal-formed products             $  308,902
          Spray coating and industrial mixer systems      206,128
          Ice crushing and shaving equipment              103,537
          Rental                                        1,343,025
          General corporate                               880,892
                                                       ----------
                                                       $2,842,484
                                                       ==========

                                              Years Ended March 31,
                                               -------------------
                                                2002         2001
                                               -----        -----
  Depreciation and amortization:
      Deep-drawn metal-formed products      $ 31,857     $ 50,765
      Spray coating and industrial
      mixer systems                            8,672       15,464
      Ice crushing and shaving equipment       1,471        1,972
      Rental                                  64,886       64,929
      General corporate                       73,362       80,873
                                             -------      -------
                                            $180,248     $214,003
                                            ========     ========


                                             Years Ended March 31,
                                              --------------------
                                              2002           2001
                                              ----           ----
   Capital additions:
      Deep-drawn metal-formed products    $    -         $  1,000
      Spray coating and industrial
       mixer systems
      Ice crushing and shaving equipment
      Rental                                  17,644      193,734
      General corporate                                    28,357
                                            --------     --------
                                            $ 17,644     $223,091
                                            ========     ========







                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -  SEGMENT INFORMATION (CONTINUED):

The Company's deep-drawn metal-formed products segment had sales to two and three major customers in 2002 and 2001 of approximately $294,000 and $420,000, respectively. The spray coating and industrial mixer systems segment had sales to one and two major customers of approximately $110,000 and $209,000 in 2002 and 2001, respectively. The ice crushing machines segment had sales to three and one major customers of approximately $353,000 and $75,000 in 2002 and 2001, respectively. In addition, at March 31, 2002, accounts receivable from these customers were approximately $120,000.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers in 2002 and 2001 of approximately $188,000 and
$157,000, respectively.    The spray coating and industrial mixer
systems segment had purchases from three major suppliers of approximately $109,000 and $186,000 in 2002 and 2001, respectively. The ice crushing machines segment had purchases from four and three major suppliers in 2002 and 2001 of approximately $130,000 and $103,000, respectively.

The Company derived rental income from two major tenants during 2002 and 2001 of approximately $515,000 and $460,000, respectively. One of these tenants has not yet renewed their lease which is due to expire in July
2002. The Company is in negotiation with the major tenant for the extension of the tenant's lease on substantially the same terms as its expiring lease (See note 3). Rental income derived from this tenant for the year ended March 31, 2002 was approximately $348,000.


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

The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulated that the USG and the DEP would receive $100,000 upon the execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.


                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -   COMMITMENTS AND CONTINGENCIES (CONTINUED):

At March 31, 2002, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

The Company's reports on Form 10-QSB for the quarters ended June 30, September 30 and December 31, 2001 and 2000 were not filed in accordance with the current Securities and Exchange Commission (SEC) rules regarding such filings. These reports, which were prepared and filed by the Company's non-independent certified public accountant, were filed between December 2000 and February 2002 and did not include an independent certified public accountants review of the respective financial statements, as required by the SEC's rules. The effect of the Company's non-compliance with the SEC's rules is not currently determinable.

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




