Form 10QSB
period 2002-06-30
TECHNOLOGY GENERAL CORP
filed 2002-08-05
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30, 2002

                                      OR

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         Commission File No. 2-97732

                       TECHNOLOGY GENERAL CORPORATION

.......................................................................
(Exact name of Small Business Issuer in its charter)

New Jersey                                       22-1694294
...............................      ...........................
(State or jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

12 Cork Hill Road, Franklin, New Jersey                    07416
......................................................................
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (973) 827-4143

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                         No
       ......                      ......

As of June 30, 2002, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.







                       TECHNOLOGY GENERAL CORPORATION

                                  INDEX


                                                                  PAGE NO.
 Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - June 30, 2002            3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 2002, and 2001                               4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 2002 and 2001                                5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-9

          Signatures                                                    10




                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                                June 30, 2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $223,462
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                            258,061
  Inventories                                                   289,516
  Prepaid expenses and other current assets                      13,522
                                                             ----------
        Total current assets                                    784,561

PROPERTY, PLANT AND EQUIPMENT, net                            1,923,653

OTHER ASSETS, NET                                                55,033
                                                             ----------
                                                             $2,763,247
                                                             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                      $   71,440
   Accounts payable and accrued expenses                        476,641
                                                             ----------
         Total current liabilities                              548,081

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,406,433
   Reserve for contingency                                      500,000
   Security deposits                                             68,862
                                                             ----------
    Total long - term debt                                    1,975,295

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                   5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                       132
   Capital in excess of par value                             2,421,124
   Accumulated deficit                                       (2,177,440)
                                                             -----------
                                                                249,702

  Less treasury stock, at cost, 74,316 shares                    (9,831)
                                                             -----------
     Total stockholders' equity                                 239,871
                                                             -----------
                                                             $2,763,247
                                                            ============

        See accompanying notes to consolidated financial statements
                                      3


                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (UNAUDITED)



                                                      2002       2001
                                                      ====       ====

REVENUES:
   Product sales                                    $436,161  $437,308
   Rentals                                           211,262   207,014
                                                    --------  --------
                                                     647,423   644,322

COSTS AND EXPENSES:
  Cost of product sales                              251,508   260,369
  Cost of rentals                                    108,561   109,158
  Selling, general and
  administrative expenses                            345,243   330,998
                                                    --------  --------
                                                     705,312   700,525
                                                    --------  --------
(LOSS) FROM
 OPERATIONS                                          (57,889)  (56,203)


OTHER INCOME (EXPENSE):
  Interest expense                                      (832)      (95)
  Interest and Dividend
  Income                                                 623     3,546
  Other                                                7,420     4,441
                                                    -------    -------
                                                       7,211     7,892
                                                    --------   -------


LOSS BEFORE INCOME TAXES                             (50,678)  (48,311)
INCOME TAXES                                             240       240
                                                    --------   -------
NET (LOSS)                                          ($50,918) ($48,551)

                                                  =========   ========



      See accompanying notes to consolidated financial statements
                                      4


                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                    (Unaudited)



                                                      2002       2001
                                                     ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       ($50,918) ($48,551)
     Adjustment to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                    41,827    52,562
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                              36,162    (8,050)
     Inventories                                     (16,692)   34,845
     Prepaid expenses and other current
     assets                                            9,927    28,700
     Other assets                                               11,672
     Accounts payable and accrued expenses           (19,060)  (47,103)

                                                     -------   -------
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                             1,246    24,075
                                                     -------   -------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                      (84)   (2,662)
                                                     -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt              (9,260)  (19,605)
                                                     -------   --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (8,098)    1,808

CASH AND CASH EQUIVALENTS,
 beginning of period                                 231,560   368,910
                                                     -------   -------

CASH AND CASH EQUIVALENTS, end of period            $223,462  $370,718
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

     In July of 1997, the New Jersey Department of Environmental
Protection ("D.E.P.") instituted suit against the Company related to toxic chemical contamination at the site mentioned in preceding paragraphs. The civil action is brought pursuant to the Spill Compensation and Control Act ("Spill Act"), whereby the D.E.P. seeks to recover costs which it has expended and intends to expend in the future for the cleanup of the hazardous substances. As of July 6 1997, the D.E.P. had incurred costs in excess of $1,150,000 and is attempting to recover an amount equal to three times the cleanup costs incurred, and to be incurred, in accordance with a provision in the Spill Act.

     The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulated that the USG and the DEP would receive $100,000 upon execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of a certain property, as provided in the agreement. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have on alternative means by which to finance such resolution other than to sell certain of its assets.

     At June 30, 2002, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

                                      6


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2002, Technology
General Corporation and subsidiary had consolidated revenues of $647,423 and net loss of $50,918. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

                                      7

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $210,761 and $108,600 respectively, for a total of $319,361. The comparable sales for the three-month period ending June 30, 2001 were $125,532 for Eclipse and $145,272 for Clawson for a total of $270,804. The 2002 three-month combined sales increased $48,557 compared to the 2001 three-month total.

     The current increase in Eclipse sales of $85,229 is due mainly to our new advertising campaign and an expansion of our product line, which has introduced our products to new markets. This positive growth trend is anticipated by management to continue over the foreseeable future.

The Precision Metalform Division reported sales for the three-months ended June 30, 2002 and 2001 of $116,800 and $166,503 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the three-months ended June 30, 2002 amounted to $158,393, an increase of $408 compared to the three-months ended June 30, 2001. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 2002, totaled $15,664 compared to $12,684 for the comparable 2001 period, an increase of $2,980.

                                       8

LIQUIDITY

   As of June 30, 2002, current assets amounted to $784,561 and current liabilities totaled $548,081, reflecting a working capital of $236,480 and a current ratio of 1.43 to 1. There was a negative cash flow of $8,098 for the current three-month period due to the net loss of $50,918.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing Segment generated sales of $436,161 for the three-month period ended June 30, 2002.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2002 amounted to $211,262 an increase of $4,248 over the same period for 2001.

     GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2002, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 53 percent for the three-months ended June 30, 2002.

     INTEREST. Total interest expense for the three-months ended June 30, 2002 amounted to $31,202 of which $30,370 is reflected under "Cost of Rentals" and the remainder of $832 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS. The net loss for the three-months ended June 30, 2002 amounted to $50,918 and the net loss for the comparable 2001 three-month period was $48,551.

                                        9

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 5, 2002             TECHNOLOGY GENERAL CORPORATION



           /s/Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





            /s/Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer

                                      10