Form 10QSB
period 2002-09-30
TECHNOLOGY GENERAL CORP
filed 2002-11-12
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                 Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30, 2002

OR

___TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        Commission File No. 2-97732

TECHNOLOGY GENERAL CORPORATION
----------------------------------------------------------------------------
(Exact name of Small Business Issuer in its charter)

New Jersey                                               22-1694294
---------------------------         -----------------------------------------
(State or jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

12 Cork Hill Road, Franklin, New Jersey                    07416
----------------------------------------               -----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (973) 827-4143

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes X                         No
       -------                      -------

As of September 30, 2002, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.










                         TECHNOLOGY GENERAL CORPORATION

                                     INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                      Consolidated Balance Sheet - September 30, 2002    3

                      Consolidated Statement of Operations
                      For the six months ended
                      September 30, 2002 and 2001                        4

                      Consolidated Statement of Cash Flows
                      For the six months ended
                      September 30, 2002 and 2001                        5

                      Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation        7-10

          Signatures                                                    11


























              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                           SEPTEMBER 30, 2002

                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $199,201
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                              252,417
  Inventories                                                     263,490
  Prepaid expenses and other current assets                         3,246
                                                               ----------
        Total current assets                                      718,354

PROPERTY, PLANT AND EQUIPMENT, net                              1,893,057

OTHER ASSETS, NET                                                  57,211
                                                               ----------
                                                               ----------
                                                               $2,668,622
                                                               ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $ 66,120
   Accounts payable and accrued expenses                          486,471
                                                               ----------
         Total current liabilities                                552,591

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,395,097
   Reserve for contingency                                        500,000
   Security deposits                                               68,862
                                                               ----------
    Total long - term debt                                      1,963,959

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                     5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,421,124
   Accumulated deficit                                         (2,265,239)
                                                               ----------
                                                                  161,903

  Less treasury stock, at cost, 74,316                             (9,831)
                                                                ---------
     Total stockholders' equity                                   152,072
                                                                ---------
                                                               $2,668,622
                                                               ==========

           See accompanying notes to consolidated financial statements
                                      3



                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                             Three Months Ended         Six Months Ended
                                September 30              September 30
                             ------------------        ------------------
                               2002      2001            2002      2001

REVENUES:
   Product sales            $352,834  $358,597        $788,995   $795,905
   Rentals                   203,476   207,571         414,738    414,585
                           ---------  --------        --------  ---------
                             556,310   566,168       1,203,733  1,210,490

COSTS AND EXPENSES:
  Cost of product sales     206,187    211,651         457,695    472,020
  Cost of rentals           100,719     99,934         209,280    209,092
  Selling, general and
  administrative expenses   332,090    155,090         677,333    486,088
                           --------   --------        --------   --------
                            638,996    466,675       1,344,308  1,167,200
                           --------   --------       ---------  ---------
INCOME (LOSS) FROM
 OPERATIONS                 (82,686)    99,493        (140,575)    43,290

OTHER INCOME (EXPENSE):
  Interest expense             (106)    (2,963)           (938)    (3,058)
  Interest and Dividend
  Income                        413      2,351           1,036      5,897
  Other                      (5,420)     1,552           2,000      5,993
                           --------   --------         -------   --------
                             (5,113)       940           2,098      8,832
                           --------   --------         -------   --------

NET INCOME (LOSS)
BEFORE INCOME TAXES         (87,799)   100,433        (138,477)    52,122
INCOME TAXES                      -          -             240        240
                            -------    -------        --------   --------
                           $(87,799)  $100,433       $(138,717)   $51,882
                           ========    =======        ========   ========


            See Accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                    (UNAUDITED)


                                                       Six Months Ended
                                                         September 30
                                                        2002       2001
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $ (138,717)    $51,882
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                     79,012     105,117
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                               41,806      38,810
     Inventories                                        9,334      (7,341)
     Prepaid expenses and other current assets         20,203      (2,449)
     Other assets                                         143      16,684
     Accounts payable and accrued expenses             (9,230)   (189,487)
     Security deposits                                      -           -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                    2,551      13,216
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                    (8,994)     (4,333)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt              (25,916)    (39,650)
                                                      --------    -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (32,359)    (30,767)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  231,560     368,910
                                                      -------    --------

CASH AND CASH EQUIVALENTS, end of period             $199,201    $338,143
                                                     ========    ========


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

     The Company has received a consent decree from the United States
Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs.
The memorandum stipulated that the USG and the DEP would receive $60,000 each, for a total of $120,000 upon execution of the settlement, $500,000 payable over five years, and 100% of the proceeds from the sale of the Superfund site property. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has requested a renegotiation of the settlement terms, relative to the sale of a certain property, as provided in the agreement. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

     At September 30, 2002, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the six-month period ended September 30, 2002, Technology General Corporation and subsidiary had consolidated revenues of $1,203,733 and net loss of $138,717. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

     Sales are direct to end use customers and through an extensive network of restaurant equipment distributors. An aggressive advertising, trade show and internet program has historically proven successful. The continuation of this program along with new innovative product designs will ensure future growth.

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

     The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or the Thomas Register and is generally know through information provided by the Writing Instruments Association.

     Precision Metalform is considered one of the major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels and refill tubes that make up the primary components of writing instruments assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

     Precision Metalform's facilities include special operations, which create unique designs on both writing instrument components and cosmetic closures, which generally are made to customer specifications.

     Precision Metalform engages two agents, on a commission selling basis, who represent the division in specified areas throughout the United States.

    The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month period amounted to $316,664 and $231,961 respectively, for a total of $548,625. The comparable sales for the six-month period ending September 30, 2001 were $280,797 for Eclipse and $252,106 for Clawson for a total of $532,903. The 2002 six-month combined sales increased $15,722 compared to the 2001 six-month total.

     The current increase in Eclipse sales of $35,867 is due mainly to our new advertising campaign and an expansion of our product line, which has introduced our products to new markets. This positive growth trend is anticipated by management to continue over the foreseeable future.

     The Precision Metalform Division reported sales for the six-months ended September 30, 2002 and 2001 of $240,371 and $263,002 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants.

     The company has recently removed five (5) underground fuel oil storage tanks from its property in accordance with NJ Department of Environmental Protection technical standards and administrative codes. Total costs for this project approximated $115,000. This remedial action undertaken by the Company in removing the tanks is expected to enhance the value of the site.

     Total rental revenue for the six-months ended September 30, 2002 amounted to $308,871, a decrease of $7,657 compared to the six-months ended September 30, 2001. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six-month period ended September 30, 2002, totaled $31,456 compared to $25,368 for the comparable 2001 period, an increase of $6,088.


LIQUIDITY

   As of September 30, 2002, current assets amounted to $718,354 and current liabilities totaled $552,591, reflecting a working capital of $165,763 and a current ratio of 1.3 to 1. There was a negative cash flow of $32,359 for the current six-month period due to the net loss of $138,717.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $788,995 for the six-month period ended September 30, 2002.

     RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2002 amounted to $414,738 an increase of $4,248 over the same period for 2001.

     GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2002, was 45 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 56 percent for the six-months ended September 30, 2002.

     INTEREST.  Total interest expense for the six-months ended
September 30, 2002 amounted to $61,517 of which $60,579 is reflected under "Cost of Rentals" and the remainder of $938 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the six-months ended
September 30, 2002 amounted to $138,717 and the net income for the comparable 2001 six-month period was $51,882.


                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 2002             TECHNOLOGY GENERAL CORPORATION




       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board






       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer




