Form 10QSB
period 2002-12-31
TECHNOLOGY GENERAL CORP
filed 2003-02-07
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                  Form 10-QSB Quarterly or Transitional Report


_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED DECEMBER 31, 2002

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

As of December 31, 2002, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.


                                       1




                       TECHNOLOGY GENERAL CORPORATION

                                    INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                      Consolidated Balance Sheet - December 31, 2002     3

                      Consolidated Statement of Operations
                      For the nine months ended
                      December 31, 2002 and 2001                         4

                      Consolidated Statement of Cash Flows
                      For the nine months ended
                      December 31, 2002 and 2001                         5

                      Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation         7-9

          Signatures                                                    10


                                      2




                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                                 (UNAUDITED)
                              DECEMBER 31, 2002

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $165,910
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                              198,225
  Inventories                                                     270,929
  Prepaid expenses and other current assets                         3,246
                                                               ----------
        Total current assets                                      638,310

PROPERTY, PLANT AND EQUIPMENT, net                              1,853,551

OTHER ASSETS, NET                                                  54,889
                                                               ----------

                                                               $2,546,750
                                                               ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $ 70,572
   Accounts payable and accrued expenses                          475,029
                                                               ----------
         Total current liabilities                                545,601

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,374,870
   Reserve for contingency                                        500,000
   Security deposits                                               68,862
                                                               ----------
    Total long - term debt                                      1,943,732

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                     5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,421,124
   Accumulated deficit                                         (2,359,894)
                                                               ----------
                                                                   67,248

  Less treasury stock, at cost, 74,316                             (9,831)
                                                                ---------
     Total stockholders' equity                                    57,417
                                                                ---------
                                                               $2,546,750
                                                               ==========




          See accompanying notes to consolidated financial statements
                                       3




                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                            Three Months Ended         Nine Months Ended
                                December 31              December 31
                             ------------------        ------------------
                               2002      2001            2002      2001

REVENUES:
   Product sales            $301,782  $411,983      $1,090,777 $1,207,888
   Rentals                   201,445   199,997         616,183    614,582
                           ---------  --------        --------  ---------
                             503,227   611,980       1,706,960  1,822,470

COSTS AND EXPENSES:
  Cost of product sales     178,070    254,554         635,765    726,574
  Cost of rentals            97,352     99,710         306,632    308,802
  Selling, general and
  administrative expenses   320,038    423,486         997,371    909,574
                           --------   --------        --------   --------
                            595,460    777,750       1,939,768  1,944,950
                           --------   --------       ---------  --------
(LOSS) FROM
OPERATIONS                  (92,233)  (165,770)       (232,808)  (122,480)

OTHER INCOME (EXPENSE):
  Interest expense           (1,751)       191          (2,689)    (2,867)
  Interest and Dividend
  Income                        543      1,456           1,579      7,353
  Other                      (1,213)     1,755             787      7,748
                           --------   --------         -------   --------
                             (2,421)     3,402            (323)    12,234
                           --------   --------         -------   --------

NET(LOSS)
BEFORE INCOME TAXES         (94,654)  (162,368)       (233,131)  (110,246)
INCOME TAXES                      -          -             240        240
                            -------    -------        --------   --------
                          ($ 94,654) ($162,368)      $(233,371) ($110,486)
                           ========    =======        ========   ========


          See Accompanying notes to consolidated financial statements
                                       4




                TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                 (UNAUDITED)


                                                       Nine Months Ended
                                                         December 31
                                                        2002       2001
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $ (233,371)  ($110,486)
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                    118,517     157,680
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                               95,998      16,958
     Inventories                                        1,895      22,705
     Prepaid expenses and other current assets         20,203        (101)
     Other assets                                       2,465      19,005
     Accounts payable and accrued expenses            (20,672)   (172,960)
     Security deposits                                      -           -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  (14,965)    (67,199)
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                    (8,994)     (9,737)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt              (41,691)    (51,571)
                                                      --------    -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (65,650)   (128,507)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  231,560     368,910
                                                      -------    --------

CASH AND CASH EQUIVALENTS, end of period             $165,910    $240,403
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

     At December 31, 2002, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

     The Company is a defendant in a lawsuit brought by a Canadian Bank for the recovery of $208,000 US. The Company acted as a conduit in depositing these funds and subsequently disbursing the $208,000 US to a non-affiliated corporation. As of the date of this filing, a decision has not been rendered by the Court.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the nine-month period ended December 31, 2002, Technology General Corporation and subsidiary had consolidated revenues of $1,706,960 and net loss of $233,371. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

     The Precision Metalform Division provides its products primarily two domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or the Thomas Register and is generally know through information provided by the Writing Instruments Association.


     Precision Metalform is considered one of the major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels and refill tubes which make up the main components of writing instrument assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures.

     Precision Metalform's facilities include special operations, which create unique designs on both writing instrument components and cosmetic closures, which generally are made to customer specifications.

     Precision Metalform engages two agents, on a commission selling basis, who represent the division in specified areas throughout the United States.

    The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month period amounted to $423,724 and $316,822 respectively, for a total of $740,546. The comparable sales for the nine-month period ending December 31, 2001 were $389,161 for Eclipse and $341,773 for Clawson for a total of $730,934. The 2002 nine-month combined sales increased $9,612 compared to the 2001 nine-month total.

     The current increase in Eclipse sales of $34,563 is due mainly to our new advertising campaign and an expansion of our product line, which has introduced our products to new markets. This positive growth trend is anticipated by management to continue over the foreseeable future.

     The Precision Metalform Division reported sales for the nine-months ended December 31, 2002 and 2001 of $350,231 and $476,954 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants.

     Total rental revenue for the nine-months ended December 31, 2002 amounted to $457,382 a decrease of $16,130 compared to the nine-months ended December 31, 2001. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the nine-month period ended December 31, 2002, totaled $47,184 compared to $41,393 for the comparable 2001 period, an increase of $5,791.


LIQUIDITY

   As of December 31, 2002, current assets amounted to $638,310 and current liabilities totaled $545,601, reflecting a working capital of $92,709 and a current ratio of 1.17 to 1. There was a negative cash flow of $65,650 for the current nine-month period due to the results of operations.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $1,090,777 for the nine-month period ended December 31, 2002.

     RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31,, 2002 amounted to $616,183 an increase of $1,601 over the same period for 2001.

     GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2002, was 45 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 58 percent for the nine-months ended December 31, 2002.

     INTEREST. Total interest expense for the nine-months ended December 31, 2002 amounted to $93,195 of which $90,506 is reflected under "Cost of Rentals" and the remainder of $2,689 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS. The net loss for the nine-months ended December 31, 2002 amounted to $233,371 and the net loss for the comparable 2001 nine-month period was $110,486.


SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed onits behalf by the undersigned thereunto duly authorized.



Date:  February 4, 2003     TECHNOLOGY GENERAL CORPORATION



       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board





       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer




