Form 10KSB
period 2003-03-31
TECHNOLOGY GENERAL CORP
filed 2003-06-20
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-KSB

              (X) Annual Report Pursuant to Section 13 or 15 (d)of the
                         Securities and Exchange Act of 1934

                      For the Fiscal Year Ended March 31, 2003

                ( ) Transition Report Under Section 13 0r 15 (d)
                    Of the Securities and Exchange Act of 1934

             For the transition Period From 4/01/2002 to 3/31/2003

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


                                        I





State Registrant's Revenues for Most Fiscal Year:
$2,323,956

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2003 based on the closing bid on such day of $.05
$142,631


Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2003:

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

Employees

As of March 31, 2003, the Company had approximately twenty-five (25) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.



Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2003 were $514,722, a decrease of $177,034 or (25.6%) from the previous fiscal year sales of $691,756. The decrease in sales can be attributable to a general down-turn in the US economy.


2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2003 were $543,570, a decrease of $60,174 (10.0%) from the 2002 fiscal year's sales of $603,744. The decrease is attributable to the continued economic slowdown in the industries serviced by our products. The implementation of a new marketing strategy in 2000 has begun to show signs of significantly slowing the effects of this economic downturn.
At the anticipated rate of change, with respect to previous years, the upcoming fiscal year can produce positive net earnings for the parent company. With continued manufacturing of specialized mixers, now approximately 65% of mixer sales, profitability is increased through direct end user sales thus avoiding distributor discounting. Sales through our long established distributor network of our standard mixer line has leveled and is expected to remain the same in the next twelve months. In addition, we are currently developing "value added" optional components for our mixer line, providing additional sales to an existing marketplace.

The spray division of Eclipse Systems has maintained consistent sales over the past year, despite an industry drop in purchasing. Sales of the standard and H.V.L.P. imported models have remained at 2002 levels. Eclipse Systems has brought back two of its previously discontinued spray guns. The Gat and G-6 guns are industrial grade spray guns. The ruggedness and reliability of these two models set the industry standard for years. Import models in recent years slowed the sales of the Gat and G-6. With renewed interest, specifically from the U.S. Government and "Buy America", the Gat and G-6 have been reinstated into the currently extensive spray gun line.


3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant industries. Sales for the fiscal year ended March 31, 2003 decreased $29,655 to $410,421 from the March 31, 2002 figure of $440,076. This 6.7%
decrease in sales is attributable to the drop in restaurant and hotel revenues, current market forecasts show increasing revenues in the near future in these areas. This will result in upward sales of ice crushers and ice shavers in the upcoming year.



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

Eclipse Systems blends its marketing in various media to maximize product exposure. Monthly industrial journals and Thomas Register have proven an effective marketing means. The Internet website has experienced a 500% increase in visits over the last 18 months. These "hits" are primarily from end-use customers leading to direct sales thus eliminating any distributor discounting. The coming year will provide an opportunity for increased research and development in both, the mixer and spray gun divisions to develop additions to the current product line. As new products are brought to market, additional advertising programs will be developed.


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

Clawson additionally manufactures ice shaving equipment for block and cubes including several models specifically designed for snow cones used in the amusement industries. These models include options such as shaved ice storage bins, cup and syrup dispensers.

The Clawson Machine Division uses a nationwide distributor network and trade specific periodicals for sales lead generation. Numerous trade journals related to the food, beverage, restaurant, and amusement industry carry our advertising. Participation in trade shows have established a growing distributor network worldwide and thus has increased export sales. Internet webpage activity has significantly increased over the past twelve months. The current marketing scheme has proven effective and will continue into the upcoming year. New product development is planned for both the shaver and crusher product lines. Additionally, certain model crushers are planned for submission for certification of critical industry certifications.


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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended
March 31, 2003 reflects a net loss of $109,270 as compared to a net loss of $320,491 for the fiscal year ended March 31, 2002, a decrease in net loss of $211,221.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $130,674 for the current year.

The Aerosystems Division is currently leasing space at its Franklin, New Jersey location where a Superfund project clean up restored the property. The refurbished portion of the plant located there is presently leased by two (2) tenants. Total revenue generated at the Aerosystems facility during the fiscal year ended March 31, 2003 was $63,147, a rental revenue increase of $9,252 when compared to last year's revenue of $53,895.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from eight (8) industrial tenants. Current rental revenues were $661,421, an increase of 1.6% percent or $10,498 when compared to the March 31, 2002 fiscal year revenues of $650,923.

The rental revenues generated by Technology General, Aerosystems, and Transbanc totaled $855,242 for this fiscal year, a one (1) percent increase over rental revenues of $848,304 for the fiscal year 2002.

The Company has settled its environmental claims stemming from a former site occupied in the early 1960's and 1970's (see Item 3 for further details). The settlement calls for payment of $60,000 each to the EPA and DEP. Subsequent settlement terms call for an annual payment of $100,000 for five (5) years ($500,000 total) and requires the sale of the Superfund site within a period of one year.

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

3. Continue to pursue legal permits necessary to pave the way for development of the Company's 105 acre industrial tract.

4. Maintain an aggressive program to monitor and control operating costs in an effort to reduce the operational overhead to its lowest possible level utilizing effective management.

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

Significant Customers

For the year ended March 31, 2003, the Clawson Division had sales of $188,180 to three (3) major customers; Scruggs, Inc., The Cincinnati Ice Co., and Seaking International which together accounted for 46 percent of the total sales of $410,421. One major customer, Indco Inc. accounted for $65,373 or 12 percent of Eclipse Systems Division's sales. The balance of sales were widely distributed among the Division's varied customers.

The Precision Metalform Division has two customers which together represent 39 percent of Precision Metalform's total sales. Accutec Inc. represents 28 percent and Sheaffer Pen represents 11 percent of Precision's total annual sales. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2          DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased by two (2) tenants and is expected to generate $129,000 in rental revenues for the fiscal year ended March 31, 2004. A residence within the industrial park is leased to a tenant for an annual rent of 12,000.

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

The settlement stipulates that the DEP and the NJDEP would receive $60,000 each upon execution of the agreement. Also $500,000 will be payable over five (5) years at the rate of $100,000 per annum. Of these funds the EPA would receive 90% of the monies and the NJDEP would receive 10% of the monies. The settlement further calls for the liquidation of the Superfund site and acreage which are currently under contract to a buyer subject to approval by the EPA and NJDEP. This sale is expected to be concluded shortly.

At March 31, 2003, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

The Company is a defendant in a lawsuit brought by a Canadian Bank for the recovery of $206,000 US. The Company acted as a conduit in depositing These funds and subsequently disbursing the $208,000 US to a non-affiliated corporation. As of the date of this filing, a decision has not been rendered by the Court.


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


Fiscal Year Ended March 31, 2003          Common Stock Bid
                                            High      Low
First quarter ended June 28, 2002            .04      .04
Second quarter ended September 30, 2002      .04      .04
Third quarter ended December 31, 2002        .05      .04
Fourth quarter ended March 31, 2003          .06      .04

Fiscal Year Ended March 31, 2002           Common Stock Bid
                                            High      Low

First quarter ended June 29, 2001            .06      .03
Second quarter ended September 28, 2001      .04      .04
Third quarter ended December 31, 2001        .04      .03
Fourth quarter ended March 29, 2002          .04      .03

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2003 was 423. As of March 31, 2003 the number of holders of Common Stock Class A was 12.

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

Liquidity and Capital Resources

Working capital at March 31, 2003 was $359,523 and the current ratio was 1.83 to 1. Working capital decreased $122,501 from that of last year.

Net cash used in operations for the fiscal year ended March 31, 2003 amounted to $130,599 an increase of $86,407 from that of March 31, 2002.

Results of Operations (consolidated)

The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 2003 and March 31, 2002. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2003          2002
Revenues:
 Product Sales                       $1,468,714     $1,735,576
 Rental Income                          855,242        848,304
                                     ----------     ----------
                                      2,323,956      2,583,880
Costs and Expenses
 Cost of Product Sales                  837,805      1,035,949
 Cost of Rentals                        403,746        401,014
 Selling, General, Administrative     1,289,435      1,481,056
                                     ----------      ---------
                                      2,530,986      2,918,019
                                     ----------      ---------
(Loss) from Operations                 (207,030)      (334,139)
Other Income (Expense)                   98,000         13,648
                                     ----------      ---------
(Loss) Before Income Taxes             (109,030)      (320,491)
Income Taxes                                240
                                     ----------      ---------
Net Loss                              $(109,270)     $(320,491)
                                     ==========      =========
Basic and Diluted Loss per
Common Shareholders                   $   (0.02)     $   (0.05)
                                     ==========      =========
Current Ratio                              1.83           1.46
Weighted Average Number of Common    ==========      =========
Shares Outstanding Used in Computing
Basic and Diluted Earnings (loss)
Per Common Share                      5,943,751      5,956,911
                                     ==========      =========



YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002
(see Description of Business- Discussion of Divisions)

Technology General Corporation generated consolidated revenues of $2,323,956 and $2,583,880 for the fiscal years ended March 31, 2003 and 2002 respectively. The three manufacturing divisions sales for 2003 were $1,468,714, a decrease of $266,862 when compared to 2002 product sales of $1,735,576. The Clawson Machine Division sales decreased $29,655 or 6.7 percent from $440,076 in 2002 to $410,421 for the fiscal year ended
March 31, 2003. The Precision Metalform Division sales decreased
$177,034 or 25.6 percent to $514,722 from the previous year's sales of $691,756. The Eclipse Systems Divisions sales for the current fiscal year were $543,570, a decrease in sales of $60,174 or 10 percent from the previous year's sales of $603,744.

Rental revenues increased $6,938 to $855,242 for the current fiscal year compared to the previous fiscal year of $848,304. The Aerosystems Division recorded an increase in rental revenues of $9,253 to $63,147 for 2003 compared to $53,894 in 2002. Technology General's rental revenues decreased to $130,674 for the fiscal year ended March 31, 2003 from $143,486 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $661,421, an increase of $10,498 over that of the fiscal year ended March 31, 2002.

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

After the allocation of management fees and other expenses from Technology General Corporation, the three (3) manufacturing divisions had a combined net loss of $118,767 before provision for income taxes. In 2002, the manufacturing divisions had a combined net loss of $301,336.

The current fiscal year's net income from the Company's rental entities after management fees but before income taxes totaled $9,736, an increase of $20,482 compared to the previous fiscal year's net loss of $10,746.

ITEM 7     FINANCIAL STATEMENTS

See index to Financial Statements attached hereto.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 2, 2002, Technology General Corporation (The "Company") dismissed Rothstein, Kass & Co., P.C, CPA's, its independent accountant who was Previously engaged as its principal accountant to audit the registrants financial statements.

The decision to terminate Rothstein, Kass & Co., P.C. as principal accountant was recommended by the company's Board of Directors.

The Company had never had any disagreement with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.




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


ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2003 to each of the named executive officers of the Registrant.

Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Helen S. Fletcher     Secretary/Treasurer, Director

Compensation

Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation $190,575
No other executive officer received compensation in excess of $100,000.

1. The Company owns automobiles for two executive officers. The cars were used primarily for business purposes.

2. None of the executive officers have employment agreements with the Company.



ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

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

None

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K

(a)  The following documents are filed or part of this report:

1.  Financial Statements
     Accountants' Report (F-1)
     Consolidated Balance Sheet (F-2)
     Consolidated Statements of Operations (F-3)
     Consolidated Statements of Stockholders Equity (F-4)
     Consolidated Statements of Cash Flows (F-5)
     Notes to Consolidated Financial Statements (F-6 through F-15)

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 20th day of June, 2003.

TECHNOLOGY GENERAL CORPORATION

/s/Charles J. Fletcher

BY: Charles J. Fletcher, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                 Title                               Date

/s/Charles J. Fletcher

Charles J. Fletcher   President/Chairman of the Board        6/20/03

/s/ Helen S. Fletcher

Helen S. Fletcher     Secretary/Treasurer                    6/20/03


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


                      TECHNOLOGY GENERAL CORPORATION

                     /s/Charles J. Fletcher

                      Charles J. Fletcher
                      President/Chief Executive Officer
                      Chairman of the Board

                     /s/Helen S. Fletcher

                      Helen S. Fletcher
                      Secretary/Treasurer


Date: 6/20/03




                             TECHNOLOGY GENERAL CORPORATION
                                     AND SUBSIDIARY

                           CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                                  ACCOUNTANTS' REPORT

                                    MARCH 31, 2003
                                     (UNAUDITED)



                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                                       CONTENTS




   ACCOUNTANTS' REPORT                                      F-1

   CONSOLIDATED FINANCIAL STATEMENTS:

       CONSOLIDATED BALANCE SHEET                           F-2

       CONSOLIDATED STATEMENTS OF OPERATIONS                F-3

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY      F-4

       CONSOLIDATED STATEMENTS OF CASH FLOWS                F-5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-6 - F-15




                            ACCOUNTANTS' REPORT




The Board of Directors and Stockholders of
 Technology General Corporation


I have compiled the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Technology General Corporation and Subsidiary.

The consolidated statement of operations, stockholders' equity and cash flows of Technology General Corporation and Subsidiary for the year ended March 31, 2002 were audited by Rothstein, Kass, & Company, P.C., CPA's. They have not been engaged as auditors since that date.





Donald T. Sienkiewicz
Franklin, New Jersey
June 18, 2003


                                         F-1




                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2003
                                    (UNAUDITED)
                                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $173,641
 Accounts receivable, net of allowance for
  doubtful accounts of $5,700                          313,291
 Inventories                                           281,932
 Prepaid expenses and other current assets              21,484
                                                      --------
               Total current assets                           $  790,348

PROPERTY, PLANT AND EQUIPMENT, net                             1,859,931

OTHER ASSETS:
 Goodwill, less accumulated amortization
  of $60,145                                            16,771
 Other                                                  32,680
                                                      --------
                                                                  49,451
                                                              ----------
                                                              $2,699,730
                                                              ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Long-term debt, current portion                     $  69,693
 Accounts payable                                      140,675
 Accrued expenses and other current liabilities        194,865
 Security deposits                                      25,592
                                                      --------
         Total current liabilities                           $   430,825

LONG-TERM LIABILITIES:
 Long-term debt, less current portion                1,538,766
 Lawsuit reserve                                       500,000
 Security deposits                                      48,621
                                                      --------
                                                               2,087,387
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote per share,
 authorized 30,000,000 shares, issued 5,886,228
 shares, outstanding 5,811,912 shares                   5,886
 Class A common stock, $.001 par value,
 .1 vote per share, authorized 15,000,000 shares,
 issued and outstanding 131,839 shares                    132
 Capital in excess of par value                     2,421,123
 Accumulated deficit                               (2,235,792)
                                                   ----------
                                                      191,349

 Less treasury stock, at cost, 74,316 shares           (9,831)
                                                   ----------
         Total stockholders' equity                              181,518
                                                                --------
                                                              $2,699,730
                                                             ===========

            See accompanying notes to consolidated financial statements


                                        F-2




                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2003 and 2002
                                   (UNAUDITED)

                                               2003               2002
                                              -----              -----
REVENUES:
 Product sales                            $1,468,714         $1,735,576
 Rentals                                     855,242            848,304
                                           ---------          ---------
                                           2,323,956          2,583,880
                                           ---------          ---------
COSTS AND EXPENSES:
 Cost of product sales                       837,805          1,035,949
 Cost of rentals, including
  interest expense of $119,860
  and $123,837 in 2003 and
  2002, respectively                         403,746            401,014
 Selling, general and
  administrative expenses                  1,289,435          1,481,056
                                           ---------          ---------
                                           2,530,986          2,918,019
                                          ----------         ----------
LOSS FROM OPERATIONS                        (207,030)          (334,139)
                                          ----------         ----------
OTHER INCOME (EXPENSE):
 Interest income                               1,294              7,955
 Interest expense                             (3,026)            (4,231)
 Other                                        14,861              9,924
 Insurance recoveries                         84,871
                                             --------            -------
                                              98,000             13,648
                                             -------            -------

LOSS BEFORE INCOME TAXES                    (109,030)          (320,491)

INCOME TAXES                                     240                 -
                                             --------           -------
NET LOSS                                   $(109,030)         $(320,491)
                                             ========          ========
BASIC AND DILUTED LOSS
PER COMMON SHARE                           $   (0.02)         $   (0.05)
                                             ========          ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                      5,943,751          5,956,911
                                           =========          =========


                See accompanying notes to consolidated financial statements
                                         F-3




                                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY



                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     YEARS ENDED MARCH 31, 2003 and 2002
(UNAUDITED)

                                                  Class A
                              Common Stock       Common Stock      Capital in                     Treasury Stock
                            -----------------   --------------      Excess of     Accumulated     ---------------
                              Shares    Amount  Shares    Amount    Par Value      Deficit         Shares    Amount      Total
                             -------    ------  ------    ------    ---------   ------------      --------   ------  ----------

BALANCES, March 31, 2001    5,886,228  $5,886   131,839    $132    $2,412,753   $(1,806,031)        4,316   $(6,176)   $606,564


STOCK COMPENSATION                                                      8,370                                             8,370

PURCHASE OF TREASURY STOCK                                                                         70,000    (3,655)     (3,655)

NET LOSS                                                                           (320,491)                           (320,491)
                           ----------  -----    -------   ------    ---------    -----------     --------  ------   ------------
BALANCES, March 31, 2002    5,886,228   5,886   131,839     132     2,421,123    (2,126,522)       74,316    (9,831)    290,788


NET LOSS                                                                           (109,270)                           (109,270)
                             _________  ______  _______    ____    __________    _____________      _____  ________    ________
BALANCES,  March 31, 2003   5,886,228  $5,886   131,839    $132    $2,421,123  $ (2,235,792)       74,316   $(9,831)   $181,518
                            =========  ======   =======    ====    ==========    =============     ======   =======    ========


                            See accompanying notes to consolidated financial statements
                                                       F-4





                       TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                           YEARS ENDED MARCH 31, 2003 and 2002
                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:            2003           2002
                                                -----          -----
 Net loss                                     $(109,270)    $(320,491)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities
  Depreciation and amortization                 151,789       184,614
  Provision for doubtful accounts                     -             -
  Deferred income taxes                               -             -
  Stock compensation                                  -         8,370
  Lawsuit reserve                                     -             -
  Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
   Accounts receivable                          (19,068)        7,427
   Inventories                                   (9,108)       98,685
   Prepaid expenses and other current assets      1,965        35,183
   Other assets                                   7,903        10,759
   Accounts payable                              59,430       (87,900)
   Accrued expenses and other current
     liabilities                               (219,591)       16,552
   Security deposits                              5,351         2,609
                                                -------       -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         (130,599)      (44,192)
                                                -------       -------
NET CASH USED IN INVESTING ACTIVITIES,
 purchases of property, plant, and equipment    (48,646)      (17,644)
                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in long-term debt                     187,500             -
 Principle payments on long-term debt           (66,174)      (71,859)
 Purchase of treasury stock                                    (3,655)
                                                --------      --------
NET CASH USED IN FINANCING ACTIVITIES           121,326       (75,514)
                                                --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (57,919)     (137,350)

CASH AND CASH EQUIVALENTS, beginning of year    231,560       368,910
                                               --------      --------
CASH AND CASH EQUIVALENTS, end of year         $173,641      $231,560
                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year
for interest                                   $123,118      $128,367
                                               ========      ========


            See accompanying notes to consolidated financial statements
                                        F-5




                       TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

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


                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31,2003 and 2002 were the same.

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

NOTE 3 -     LIQUIDITY:

The Company has suffered recurring losses from operations, has experienced a deterioration in financial condition, has not yet renewed the lease with a major tenant which expires in January 2004, and faces the uncertainties of its settlement terms with the United States Government
(USG) and the New Jersey Department of Environmental Protection (DEP)
(See Note 11) and the prospects of a prolonged downturn in the manufacturing sector of the economy. The Company is in negotiation with the major tenant for the extension of the tenant's lease on substantially the same terms as its expiring lease, (See note 10). The Company may have to find alternative sources of financing, extend the terms of its current financings, sell certain assets or have further staff reductions in order to meet its current obligations and attain profitable operations. In the event of an unfavorable resolution to the settlement terms with the USG and DEP, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution and its operations other than to sell certain of its assets.


                      TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)



NOTE 4 -  INVENTORIES:

Inventories consist of the following at March 31, 2003:

  Purchased parts and raw materials                   $187,360
  Work-in-progress                                       7,778
  Finished goods                                        86,794
                                                       -------
                                                      $281,932
                                                      ========

NOTE 5 -    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2003:

           Land                                     $  365,314
           Building and improvements                 4,064,601
           Land improvements                           277,328
           Machinery and equipment                   1,522,284
           Furniture and fixtures                       51,576
           Office equipment                            145,690
           Transportation equipment                    117,409
                                                     ----------
                                                     6,544,202
  Less accumulated depreciation and amortization     4,684,271
                                                     ----------
                                                    $1,859,931
                                                    ===========

A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection (See Note 11).


                         TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)


NOTE 6 -  LONG-TERM DEBT:

      The following is a summary of long-term debt at March 31, 2003:

      Note payable, bank, in monthly installments of
      $1,420 including interest at 8% per annum through
      March 2004                                           $    16,339

      Mortgage note payable in monthly installments
      of $13,855, including interest at 8.47% per annum,
      through October 15, 2007, at which time the
      remaining principal balance is due, and
      collateralized by first mortgages on the
      Company's real estate holdings and the assignment
      of leases and rents from its rental operations         1,393,676

      Note payable, bank, in monthly installments of
      $520 including interest at 8.75% per annum through
      February 2005                                             10,944

      Estimated professional fees accrued for past
      legal services                                           187,500
                                                            ----------

                                                             1,608,459
     Less current portion                                       69,693
                                                              --------

                                                            $1,538,766
                                                            ==========



     Future aggregate principal maturities by year are as follows:

              Year ending March 31:

              2004                                          $  69,693
              2005                                             59,456
              2006                                             58,006
              2007                                             62,005
              Thereafter                                    1,359,299
                                                            ---------
                                                           $1,608,459
                                                           ==========


                       TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


NOTE 7 -     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2003:


                                Payroll and related        $ 18,587
                                Interest                      9,837
                                Deferred rental income       56,188
                                Lawsuit reserve             100,000
                                Other                        10,253
                                                           --------
                                                           $194,865
                                                           ========


NOTE 8 -    LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2003 are as follows:

              Year ending March 31:

                  2004                                   $  664,926
                  2005                                      263,977
                  2006                                      179,849
                  2007                                      147,260
                  2008                                      120,160
             Thereafter                                       4,600
                                                           --------
                                                         $1,380,772
                                                         ==========


                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 9 -    INCOME TAXES:


The following table summarizes the significant differences between the Federal statutory income tax rate and the Company's effective tax rate.

                                                      2003        2002
                                                     -----       -----
           Federal statutory rate                   (34.00)%    (34.00)%
           State rate, net of federal tax benefit    (6.00)      (6.00)
           Change in valuation allowance and other   40.00       40.00
                                                    ------     -------
                                                         - %         - %
                                                  ========     =======


The components of the Company's deferred tax assets and liabilities are as follows at March 31, 2003:

                                        Federal      State       Total
                                        -------      -----      -------
     Tax benefit attributable to:
          Net operating loss          $403,000     $77,000     $480,000
          Lawsuit reserve              186,000      54,000      240,000
          Depreciation                 (32,000)     (9,000)     (41,000)
          Inventories and other         88,000      25,000      113,000
                                      --------     -------     --------
                                       645,000     147,000      792,000

          Less valuation allowance    (645,000)   (147,000)    (792,000)
                                     ---------    -------      --------
                                     $       -    $      -     $      -
                                     =========     =======     ========


                     TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 9 -    INCOME TAXES (CONTINUED):

The Company has fully reserved its deferred tax assets due to the uncertainty related to the ultimate outcome of its pending litigation (See Note 11) and the effect the ultimate resolution may have on the Company. At March 31, 2003, the Company had net operating loss carryforwards for federal and state tax purposes of approximately
$1,500,000 and $1,290,000, respectively, which expire beginning in 2007.


NOTE 10 -    SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


Information relative to the Company's business segments is as follows:

                                                  Years Ended March 31,
                                                  ---------------------
                                                   2003          2002
                                                  -------       -------
     Revenues:
      Deep-drawn metal-formed products         $   514,723   $  691,756
      Spray coating and industrial mixer systems   543,570      603,744
      Ice crushing and shaving equipment           410,421      440,076
      Rental                                       855,242      848,304
                                                 ---------   ----------
                                                $2,323,956   $2,583,880
                                                ==========    =========


                                                 Years Ended March 31,
                                                 ---------------------
                                                   2003         2002
                                                   ------       -----
         Operating profit (loss):
          Deep-drawn metal-formed products     $  13,890     $ (16,301)
          Spray coating and industrial
          mixer systems                           99,217        55,103
          Ice crushing and shaving equipment      83,817        81,449
          Rental                                 224,188       243,027
                                                --------     ---------
                                                 421,112       363,278
    Less unallocated general corporate charges   628,142       697,417
                                                --------      --------
                                               $(207,030)    $(334,139)
                                              ==========    ==========


                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)



 NOTE 10 -   SEGMENT INFORMATION (CONTINUED):

                                                         March 31,
                                                           2003
                                                         --------
  Identifiable assets:
   Deep-drawn metal-formed products                    $  290,921
   Spray coating and industrial mixer systems             163,311
   Ice crushing and shaving equipment                      99,654
   Rental                                               1,301,873
   General corporate                                      843,971
                                                       ----------
                                                       $2,699,730
                                                       ==========

                                              Years Ended March 31,
                                               -------------------
                                                2003         2002
                                               -----        -----
  Depreciation and amortization:
   Deep-drawn metal-formed products         $ 20,175     $ 31,857
   Spray coating and industrial
   mixer systems                               6,197        8,672
   Ice crushing and shaving equipment          1,462        1,471
   Rental                                     75,989       64,886
   General corporate                          47,966       73,362
                                             -------      -------
                                            $151,789     $180,248
                                            ========     ========


                                             Years Ended March 31,
                                             ---------------------
                                              2003           2002
                                              ----           ----
   Capital additions:
    Deep-drawn metal-formed products      $   42,888     $      -
    Spray coating and industrial
     mixer systems                                 -            -
    Ice crushing and shaving equipment         2,850            -
    Rental                                     2,908       17,644
    General corporate                              -            -
                                            --------     --------
                                            $ 48,646     $ 17,644
                                            ========     ========


                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 10 -  SEGMENT INFORMATION (CONTINUED):

The Company's deep-drawn metal-formed products segment had sales to two major customers in 2003 and 2002 of approximately $199,000 and $294,000, respectively. The spray coating and industrial mixer systems segment had sales to one major customers of approximately $65,000 and $110,000 in 2003 and 2002, respectively. The ice crushing machines segment had sales to three major customers of approximately $188,000 and $353,000 in 2003 and 2002, respectively. In addition, at March 31, 2003, accounts receivable from these customers were approximately $90,000.

The Company's deep-drawn metal-formed products segment had purchases from four and two major suppliers in 2003 and 2002 of approximately $121,000 and $188,000, respectively. The spray coating and industrial mixer systems segment had purchases from one and three major suppliers of approximately $38,000 and $109,000 in 2003 and 2002, respectively. The ice crushing machines segment had purchases from three and four major suppliers in 2003 and 2002 of approximately $102,000 and $130,000, respectively.

The Company derived rental income from two major tenants during 2003 and 2002 of approximately $574,000 and $515,000, respectively. One of these tenants has not yet renewed their lease which is due to expire in January 2004. The Company is in negotiation with the major tenant for the extension of the tenant's lease on substantially the same terms as its expiring lease (See note 3). Rental income derived from this tenant for the year ended March 31, 2003 was approximately $349,000.


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

The Company has received a consent decree from the United States Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs. The memorandum stipulated that the USG and the DEP would receive $60,000 each for a total of $120,000 upon the execution of the settlement, $500,000 payable over five years and 60% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has pending purchase agreements for three of its real estate parcels at the above mentioned site. The Company is waiting for EPA/DEP approval of the sale price before completion of the terms of sale. The Company has received a commitment letter from its bank to provide the initial 120,000 required under the settlement terms. In the event of an unfavorable resolution to this matter, the Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.


                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 11 -   COMMITMENTS AND CONTINGENCIES (CONTINUED):

At March 31, 2003, the Company has accrued $600,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.


