Form 10QSB
period 2003-06-30
TECHNOLOGY GENERAL CORP
filed 2003-08-14
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30, 2003

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

        Yes X                         No
       ......                      ......

As of June 30, 2003, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.














                       TECHNOLOGY GENERAL CORPORATION

                                  INDEX



                                                                  PAGE NO.
 Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - June 30, 2003            3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 2003, and 2002                               4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 2003 and 2002                                5

                  Notes to Consolidated Financial Statements            6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation          7-9

          Signatures                                                    10




                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                                June 30, 2003
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $146,389
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                            276,374
  Inventories                                                   304,639
  Prepaid expenses and other current assets                      23,053
                                                             ----------
        Total current assets                                    750,455

PROPERTY, PLANT AND EQUIPMENT, net                            1,829,736

OTHER ASSETS, NET                                                49,830
                                                             ----------
                                                             $2,630,021
                                                             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                      $  126,228
   Accounts payable and accrued expenses                        348,044
                                                             ----------
         Total current liabilities                              474,272

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,524,804
   Reserve for contingency                                      440,000
   Security deposits                                             74,213
                                                             ----------
    Total long - term debt                                    2,039,017

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                   5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                       132
   Capital in excess of par value                             2,421,124
   Accumulated deficit                                       (2,300,579)
                                                             -----------
                                                                126,563

  Less treasury stock, at cost, 74,316 shares                    (9,831)
                                                             -----------
     Total stockholders' equity                                 116,732
                                                             -----------
                                                             $2,630,021
                                                            ============

        See accompanying notes to consolidated financial statements
                                      3


                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (UNAUDITED)



                                                      2003       2002
                                                      ====       ====

REVENUES:
   Product sales                                    $282,521  $436,161
   Rentals                                           215,332   211,262
                                                    --------  --------
                                                     497,853   647,423

COSTS AND EXPENSES:
  Cost of product sales                              168,900   251,508
  Cost of rentals                                    109,081   108,561
  Selling, general and
  administrative expenses                            283,321   345,243
                                                    --------  --------
                                                     561,302   705,312
                                                    --------  --------
(LOSS) FROM
 OPERATIONS                                          (63,449)  (57,889)


OTHER INCOME (EXPENSE):
  Interest expense                                    (1,294)     (832)
  Interest and Dividend
  Income                                                 339       623
  Other                                                 (382)    7,420
                                                    -------    -------
                                                      (1,337)    7,211
                                                    --------   -------


LOSS BEFORE INCOME TAXES                             (64,786)  (50,678)
INCOME TAXES                                               -       240
                                                    --------   -------
NET (LOSS)                                          ($64,786) ($50,918)

                                                   =========   ========



      See accompanying notes to consolidated financial statements
                                      4


                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                    (Unaudited)



                                                      2003       2002
                                                     ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       ($64,786) ($50,918)
     Adjustment to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                    30,195    41,827
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                              36,917    36,162
     Inventories                                     (22,707)  (16,692)
     Prepaid expenses and other current
     assets                                           (1,569)    9,927
     Other assets                                       (379)        -
     Accounts payable and accrued expenses            12,504   (19,060)

                                                     -------   -------
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                           (9,825)     1,246
                                                     -------   -------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                        -       (84)
                                                     -------   --------
                                                           -       (84)

                                                     -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (77,427)   (9,260)
    Increase in long-term debt                        60,000         -
                                                     --------  --------
NET CASH USED IN FINANCING ACTIVITIES                (17,427)   (9,260)
                                                     --------  --------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                     (27,252)   (8,098)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  173,641   231,560
                                                      -------   -------

CASH AND CASH EQUIVALENTS, end of period             $146,389  $223,462
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

     The Company has received a consent decree from the United States
Justice Department outlining proposed settlement terms relating to toxic chemical contamination at the site mentioned in the preceding paragraphs.
The memorandum stipulated that the USG and the DEP would receive $60,000 each for a total of $120,000 upon execution of the settlement, $500,000 payable over five years and 100% of the proceeds from the sale of certain of the Company's properties. In addition, the USG and DEP would receive 60% of the net rental income derived from the properties subject to claim from the date of the execution of the settlement until the properties are sold. The Company has pending purchase agreements for three of its real estate parcels at the above mentioned site. The company is waiting for EPA/DEP approval of the sale price before completion of the terms of sale. In the event of an unfavorable resolution to this matter The Company could experience a material adverse effect on its financial position, results of operations and cash flows and may have no alternative means by which to finance such resolution other than to sell certain of its assets.

     At June 30, 2003, the Company has accrued $540,000, $100,000 of which is included in accrued expenses and other current liabilities, which management believes will be sufficient to satisfy any liabilities which may result in connection with the settlement of the above mentioned matters.

                                      6


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2003, Technology
General Corporation and subsidiary had consolidated revenues of $497,853 and net loss of $64,786. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

     Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for the food service and related industries. The popular Hail Queen and Princess Chipper ice crushers are specified as "standard equipment" in many major restaurant chains. The patented In-line crusher that inserts between a commercial ice cuber and storage bin, maximizes the functionality of the standard cuber without increasing floor space usage The In-Line crusher will crush cubes to one side of a storage bin or bypass cubes to the other side depending on demand. All three units are NSF (National Sanitary Foundation) listed, a requirement for food handling equipment in most states. The In-line crusher is also UL recognized

     Clawson also manufactures ice shaving equipment for block cubes including several models specifically designed for snow cones used in the amusement industries. These models include shaved ice storage areas, cup and syrup dispensers.

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

                                      7

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the three-month period amounted to $81,865 and $69,669 respectively, for a total of $151,534. The comparable sales for the three-month period ending June 30, 2002 were $210,761 for Eclipse and $108,600 for Clawson for a total of $319,361. The 2003 three-month combined sales decreased $167,827 compared to the 2002 three-month total.

     The Precision Metalform Division reported sales for the three-months ended June 30, 2003 and 2002 of $130,988 and $116,800 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the three-months ended June 30, 2003 amounted to $164,250, an increase of $13,857 compared to the three-months ended June 30, 2002. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company's Aerosystems Technology Division owns a 24,000 square foot industrially-zoned building situated on 22 acres located in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the three-month period ended June 30, 2003, totaled $15,728 compared to $15,664 for the comparable 2002 period, an increase of $64.

                                       8

LIQUIDITY

   As of June 30, 2003, current assets amounted to $750,455 and current liabilities totaled $474,272, reflecting a working capital of $276,183 and a current ratio of 1.58 to 1. There was a negative cash flow of $27,252 for the current three-month period due to the net loss of $64,786.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing Segment generated sales of $282,521 for the three-month period ended June 30, 2003.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2003 amounted to $215,332 an increase of $4,070 over the same period for 2002.

     GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2003, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 57 percent for the three-months ended June 30, 2003.

     INTEREST. Total interest expense for the three-months ended June 30, 2003 amounted to $30,634 of which $29,340 is reflected under "Cost of Rentals" and the remainder of $1,294 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS. The net loss for the three-months ended June 30, 2003 amounted to $64,786 and the net loss for the comparable 2002 three-month period was $50,918.

                                        9

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 2003             TECHNOLOGY GENERAL CORPORATION



           /s/Charles J. Fletcher
       BY:............................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





            /s/Helen S. Fletcher
       BY:.................................................
       Helen S. Fletcher
       Secretary/Treasurer

                                      10