Form 10QSB
period 2003-09-30
TECHNOLOGY GENERAL CORP
filed 2003-11-19
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                 Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30, 2003

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

As of September 30, 2003, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.










                                       1







                         TECHNOLOGY GENERAL CORPORATION

                                     INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                      Consolidated Balance Sheet - September 30, 2003    3

                      Consolidated Statement of Operations
                      For the six months ended
                      September 30, 2003 and 2002                        4

                      Consolidated Statement of Cash Flows
                      For the six months ended
                      September 30, 2003 and 2002                        5

                      Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation         7-9

          Signatures                                                    10


























                                       2


              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                           SEPTEMBER 30, 2003

                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $164,227
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                              258,063
  Inventories                                                     305,127
  Prepaid expenses and other current assets                        21,878
                                                               ----------
        Total current assets                                      749,295

PROPERTY, PLANT AND EQUIPMENT, net                              1,799,541

OTHER ASSETS, NET                                                  47,879

                                                               ----------
                                                               $2,596,715
                                                               ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $130,127
   Accounts payable and accrued expenses                          453,362
   Security deposits                                               25,592
                                                               ----------
         Total current liabilities                                609,081

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,649,114
   Reserve for contingency                                        380,000
   Security deposits                                               48,621
                                                               ----------
    Total long - term debt                                      2,077,735

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                     5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,421,124
   Accumulated deficit                                         (2,507,412)
                                                               ----------
                                                                  (80,270)

  Less treasury stock, at cost, 74,316                             (9,831)
                                                                ---------
     Total stockholders' equity                                   (90,101)
                                                                ---------
                                                               $2,596,715
                                                               ==========

           See accompanying notes to consolidated financial statements
                                      3



                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                             Three Months Ended         Six Months Ended
                                September 30              September 30
                             ------------------        ------------------
                               2003      2002            2003      2002

REVENUES:
   Product sales            $319,931  $352,834        $602,452   $788,995
   Rentals                   217,361   203,476         432,693    414,738
                           ---------  --------        --------  ---------
                             537,292   566,310       1,035,145  1,203,733

COSTS AND EXPENSES:
  Cost of product sales     192,308    206,187         361,208    457,695
  Cost of rentals           104,910    100,719         213,991    209,280
  Selling, general and
  administrative expenses   449,355    332,090         732,676    677,333
                           --------   --------        --------   --------
                            746,573    638,996       1,307,875  1,344,308
                           --------   --------       ---------  ---------
INCOME (LOSS) FROM
 OPERATIONS                (209,281)   (82,686)       (272,730)  (140,575)

OTHER INCOME (EXPENSE):
  Interest expense             (377)      (106)         (1,671)      (938)
  Interest and Dividend
  Income                         76        413             415      1,036
  Other                       2,748     (5,420)          2,366      2,000
                           --------   --------         -------   --------
                              2,447     (5,113)          1,110      2,098
                           --------   --------         -------   --------

NET INCOME (LOSS)
BEFORE INCOME TAXES        (206,834)   (87,799)        (271,620) (138,477)
INCOME TAXES                      -          -               -        240
                            -------    -------        --------   --------
                          $(206,834)  $(87,799)       $(271,620)$(138,717)
                           ========    =======        ========   ========








            See Accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                    (UNAUDITED)

                                                       Six Months Ended
                                                         September 30
                                                        2003       2002
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $ (271,620) $(138,717)
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                     60,390      79,012
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                               55,228      41,806
     Inventories                                      (23,195)      9,334
     Prepaid expenses and other current assets           (394)     20,203
     Other assets                                       1,572         143
     Accounts payable and accrued expenses            117,822      (9,230)
     Security deposits                                      -           -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  (60,197)      2,551
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                         -      (8,994)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt              (35,217)    (25,916)
    Payments on lawsuit reserve                      (120,000)          -
    Obligation to Canadian bank                       206,000
                                                      --------    -------
                                                       50,783     (25,916)
                                                      --------    -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (9,414)    (32,359)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  173,641     231,560
                                                      -------    --------

CASH AND CASH EQUIVALENTS, end of period             $164,227    $199,201
                                                     ========    ========

        See accompanying notes to consolidated financial statements

                    TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

COMMITMENTS AND CONTINGENCIES

     Since September 1, 1994, the Company has periodically offered the Environmental Protection Agency (EPA) and the New Jersey State Department of Environmental Protection (DEP) a revised payment plan for meeting proposed settlement obligations related to Superfund litigation. Because of the companies ever changing ability to meet this substantial obligation in the face of declining economic conditions, this settlement has been delayed for an extensive period of time. Recently, on March 25, 2003 a final settlement was negotiated requiring the following terms of payment.

     Within 30 days of entry of the Consent Decree, the company was required To pay $60,000 each to both the EPA and the DEP for an aggregate $120,000. Further, the company was required to sell off its Superfund site within one year whereby 100% of the net proceeds will be paid to the EPA and DEP on a 90% - 10% basis respectfully. As of this filing the Superfund site is under a sales contract with three separate buyers. The sale of the Superfund property and its adjoining acreage is expected to generate $620,000 toward the settlement payment before the deduction of selling expenses and legal closing costs. In addition to the above, the company is obligated to pay the sum of $480,000; four installments of $100,000 per year plus a final installment of $80,000 in March 2008.

     The Company is liable to a Canadian bank for the sum of $206,000. The Company acted as a conduit inadvertently depositing said monies into their Funds and subsequently dispersed the monies into a non affiliated Company for whom the monies were due from a Canadian customer. The check subsequently cleared the Federal Reserve and Canadian Bank. Twenty-seven days following deposit, the Canadian check proved to be counterfeit and worthless. Following a brief lawsuit the Court declared the Company liable.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
     For the six-month period ended September 30, 2003, Technology General Corporation and subsidiary had consolidated revenues of $602,452 and net loss of $271,620. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

     Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for use in the food service and medical industries. The popular Hail Queen model is used in most medium size restaurants to supply crushed ice for seafood and salad bars, specialty menu items, beer boxes and mixed drink applications. The Princess Chipper, a smaller version of the Hail Queen has gained popularity in the bar and nightclub sectors due to its size to crush capacity ratio. Both units are listed with the National Sanitary Foundation and meet specific sanitary standards. The larger, CM automatic ice crusher, works directly with an ice cube maker and is found in larger restaurants, hotels, cruise ships and catering facilities. The CM model is available in various sizes to interface with the most popular ice cube makers found in the industry. The CM is listed with NSF meeting national sanitary standards. The RE series of ice crushers is designed to supply the small restaurant or laboratory with crushed ice at an affordable price. Additional models are available for producing shaved ice for use in the amusement industry and specialty restaurant needs. All models are available with motors and electrical components for both domestic and export use.

     Sales for the ice crushers and ice shavers are generated through our large restaurant equipment distributor network. Distributor and customer support is provided by the factory and through our internet site. Growth in both the restaurant and medical industries is due to advertising, trade shows and our informative webpages. The current trend is on an increase due to the acceptance of our equipment by these industries as a cost effective method of producing in-house crushed and shaved ice. The market is expected to grow over the next few years as current markets are expanding and new applications are evolving.

     Eclipse Systems carries a diverse line of industrial mixing equipment. Applications serviced by our mixer line are typically found in the chemical, pharmaceutical, printing, painting and food industries. We currently manufacture over 300 types and styles of mixers. Modification and customized designs based on specific customer requirements has established
Eclipse Systems in the mixer marketplace. The ability to meet specific operating parameters has been the key to maintaining sales in an industry wide soft market. In addition to the mixer line, Eclipse has continued to carry the industrial spray gun line that it has produced for many years.

     Sales for mixing equipment is generated through advertising in trade
journals, trade shows and the internet.   Although the current market
has been sluggish, the last quarter has shown an increase in requests for quotations for purchase in early 2004. This upward trend has been through both our distributor network and direct sales contact with the end user. Sales growth is anticipated in the first half of 2004 as new and replacement equipment is projected to be purchased based on current quote activity. Traditionally sales of industrial spray guns to both the government and commercial sector is cyclical. The second half of 2004 is projected to start the next purchasing cycle based on historical sales and current long term quotations.

     Management has taken internal steps to transfer all properties under Technology General to its wholly owned subsidiary, Transbanc International Investors Corporation to consolidate all real-estate ownership and rental activity. Transfers will include the Company's 105 acres presently being considered for development of a Senior Citizens housing and community center complex. The former Superfund site comprising a 24,000 sq. ft. building, a ten acre tract of land and an 8.6 acre track of land are all under a sales contract. The latter sales net proceeds will be paid on a 90% - 10% basis to the (EPA) and the (DEP) respectively as required by the Superfund settlement Agreement.

     The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures and various industrial applications along with some limited sales to the European market. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or the Thomas Register and is generally known through information provided by the Writing Instruments Association.

     Precision Metalform is considered one of the major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels and refill tubes that make up the primary components of writing instruments assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures. Industrial components are continuing to grow as a major revenue source.

     Precision Metalform's facilities include special operations, which create unique designs on both writing instrument, cosmetic closures and industrial components, which generally are made to customer specifications.

     Precision Metalform engages two agents, on a commission selling basis, who represent the division in specified areas throughout the United States.

    The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the six-month current period amounted to $148,881 and $174,736 respectively, for a total of $323,617. The comparable sales for the six-month period ending September 30, 2002 were $316,664 for Eclipse and $231,961 for Clawson for a total of $548,625. The 2003 six-month combined sales decreased $225,008 compared to the 2002 six-month total.

      The Precision Metalform Division reported sales for the six-months ended September 30, 2003 and 2002 of $278,834 and $240,371 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the six months ended September 30, 2003 amounted to $332,454 an increase on $23,583 compared to the six months ended September 30, 2002. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.
                                    8


     The Company owns a 24,000 square foot industrially-zoned building Situated on 22 acres located in Franklin, New Jersey, of which 7.5 acres were the subject of an E.P.A. Superfund cleanup. This property has been fully restored and is presently occupied by two (2) tenants. Rental revenue for the six-month period ended September 30, 2003, totaled $29,531 compared to $31,456 for the comparable 2002 period, a decrease of $1,925.

     This property is currently under contract for sale to three individuals. The sale is a requirement of the Superfund settlement agreement. All of the net proceeds of sale are to be paid to the EPA and DEP on a 90 - 10 percent basis respectfully.

LIQUIDITY

     As of September 30, 2003, current assets amounted to $749,295 and current liabilities totaled $609,081, reflecting a working capital of $140,214 and a current ratio of 1.23 to 1. There was a negative cash flow of $9,414 for the current six-month period due to the net loss of $271,620.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $602,452 for the six-month period ended September 30, 2003.

     RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2003 amounted to $432,693 an increase of $17,955 over the same period for 2002.

     GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2003, was 44 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 71 percent for the six-months ended September 30, 2003.

     INTEREST.  Total interest expense for the six-months ended
September 30, 2003 amounted to $60,090 of which $58,419 is reflected under "Cost of Rentals" and the remainder of $1,671 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the six-months ended
September 30, 2003 amounted to $271,620 and the net loss for the comparable 2002 six-month period was $138,717.







                                      9











                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 18, 2003             TECHNOLOGY GENERAL CORPORATION




       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board






       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer

















                                      10