Form 10QSB
period 2003-12-31
TECHNOLOGY GENERAL CORP
filed 2004-05-03
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED DECEMBER 31, 2003

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

As of December 31, 2003, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION
                                     INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                   Consolidated Balance Sheet - December 31, 2003        3

                   Consolidated Statement of Operations
                   For the nine months ended
                   December 31, 2003 and 2002                            4

                   Consolidated Statement of Cash Flows
                   For the nine months ended
                   December 31, 2003 and 2002                            5

                   Notes to Consolidated Financial Statements            6

       Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operation             7-9

       Signatures                                                       10

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 2003

                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $  513,338
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                              158,741
  Inventories                                                     316,246
  Prepaid expenses and other current assets                        36,714
                                                               ----------
        Total current assets                                    1,025,039

PROPERTY, PLANT AND EQUIPMENT, net                              1,802,063

OTHER ASSETS, NET                                                  45,557

                                                               ----------
                                                               $2,872,659
                                                               ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $320,964
   Accounts payable and accrued expenses                          384,745

                                                               ----------
         Total current liabilities                                705,709

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,876,985
   Reserve for contingency
   Security deposits                                               74,213
                                                               ----------
    Total long - term debt                                      1,951,198

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                     5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,421,124
   Accumulated deficit                                         (2,201,559)
                                                               ----------
                                                                  225,583

  Less treasury stock, at cost, 74,316                             (9,831)
                                                                ---------
     Total stockholders' equity                                   215,752
                                                                ---------
                                                               $2,872,659
                                                               ==========


         See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                             Three Months Ended         Nine Months Ended
                                December 31              December 31
                             ------------------        ------------------
                               2003      2002            2003      2002

REVENUES:
   Product sales           $ 393,180 $ 301,782      $  995,632 $1,090,777
   Rentals                   224,108   201,445         656,801    616,183
                           --------- ---------      ---------- ----------
                             617,288   503,227       1,652,433  1,706,960

COSTS AND EXPENSES:
  Cost of product sales      138,168   178,070         499,376    635,765
  Cost of rentals             91,827    97,352         305,818    306,632
  Selling, general and
  administrative expenses     82,687   320,038         815,363    997,371
                           --------- ---------      ---------- ----------
                             312,682   595,460       1,620,557  1,939,768
                           --------- ---------      ---------- ----------
INCOME (LOSS) FROM
 OPERATIONS                  304,606   (92,233)         31,876   (232,808)

OTHER INCOME (EXPENSE):
  Interest expense              (271)   (1,751)         (1,942)    (2,689)
  Interest and Dividend
  Income                         183       543             598      1,579
  Other                        1,336    (1,213)          3,702        787
                           --------- ---------      ---------- ----------
                              1,248     (2,421)          2,358       (323)
                           --------- ---------      ---------- ----------

INCOME(LOSS)
BEFORE INCOME TAXES          305,854   (94,654)         34,234   (233,131)
INCOME TAXES                       -         -               -        240
                           --------- ---------      ---------- ----------
NET INCOME (LOSS)          $ 305,854 $ (94,654)     $   34,234 $ (233,371)
                           ========= =========      ========== ==========






            See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                         December 31
                                                        2003       2002
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $   34,234  $ (233,371)
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                     90,585     118,517


     Increase in long-term debt (court judgment)      139,149           -
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                              154,550      95,998
     Inventories                                      (34,314)      1,895
     Prepaid expenses and other current assets        (15,230)     20,203
     Other assets                                       3,894       2,465
     Accounts payable and accrued expenses            149,205     (20,672)
     Security deposits                                      -           -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  522,073     (14,965)
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                  (32,717)      (8,994)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (172,659)    (41,691)
    Proceeds from issuance of long-term debt           23,000          -

                                                      --------    -------
                                                     (149,659)    (41,691)
                                                      --------    -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     339,697     (65,650)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  173,641     231,560
                                                      -------    --------

CASH AND CASH EQUIVALENTS, end of period           $  513,338  $  165,910
                                                     ========    ========




   See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

COMMITMENTS AND CONTINGENCIES

     Since September 1, 1994, the Company has periodically offered the Environmental Protection Agency (EPA) and the New Jersey State Department of Environmental Protection (DEP) a revised payment plan for meeting proposed settlement obligations related to Superfund litigation. Because of the company's ever changing ability to meet this substantial obligation in the face of declining economic conditions, this settlement has been delayed for an extensive period of time. Recently, on March 25, 2003 a final settlement was negotiated requiring the following terms of payment.

     Within 30 days of entry of the Consent Decree, the company was required To pay $60,000 each to both the EPA and the DEP for an aggregate $120,000, which has been paid. Further, the company was required to sell off its Superfund site within one year whereby 100% of the net proceeds will be paid to the EPA and DEP on a 90% - 10% basis respectfully. As of this filing the Superfund site is under a sales contract with three separate buyers. The sale of the Superfund property and its adjoining acreage is expected to generate $620,000 toward the settlement payment before the deduction of selling expenses and legal closing costs. In addition to the above, the company is obligated to pay the sum of $480,000; four installments of $100,000 per year plus a final installment of $80,000 in March 2008. The company has made arrangements to pay an additional $100,000 before April 1, 2004.

     The Company was liable to a Canadian bank for the sum of $206,000, of which it has paid $66,851. The Company acted as a conduit inadvertently depositing said monies into their Funds and subsequently dispersed the monies into a non affiliated Company for whom the monies were due from a Canadian customer. The check subsequently cleared the Federal Reserve and Canadian Bank. Twenty-seven days following deposit, the Canadian check proved to be counterfeit and worthless. Following a brief lawsuit the Court declared the Company liable.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the nine-month period ended December 31, 2003, Technology
General Corporation and subsidiary had consolidated revenues of $1,652,433 and net income of $34,234. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

     Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for use in the food service and medical industries. The popular Hail Queen model is used in most medium size restaurants to supply crushed ice for seafood and salad bars, specialty menu items, beer boxes and mixed drink applications. The Princess Chipper, a smaller version of the Hail Queen has gained popularity in the bar and nightclub sectors due to its size to crush capacity ratio. Both units are listed with the National Sanitary Foundation and meet specific sanitary standards. The larger, patented CM automatic ice crusher, works directly with an ice cube maker and is found in larger restaurants, hotels, cruise ships and catering facilities. The CM model is available in various sizes to interface with the most popular ice cube makers found in the industry. The CM is listed with NSF meeting national sanitary standards. The RE series of ice crushers is designed to supply the small restaurant or laboratory with crushed ice at an affordable price. Additional models are available for producing shaved ice for use in the amusement industry and specialty restaurant needs. All models are available with approved UL motors and electrical components for both domestic and export use.

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

     Management has taken internal steps to transfer all properties under Technology General to its wholly owned subsidiary, Transbanc International Investors Corporation to consolidate all real-estate ownership and rental activity. Transfers will include the Company's 105 acres presently being considered for development. This property is being reconsidered for a change in zoning from industrial to residential. The former Superfund site comprising a 24,000 sq. ft. building, a ten acre tract of land and an 8.6 acre track of land are all under a sales contract. The latter sales net proceeds will be paid on a 90% - 10% basis to the (EPA) and the (DEP) respectively as required by the Superfund settlement Agreement.

     The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures and various industrial applications along with some limited sales to the European market. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and thru a new web-site and is further known through information provided by the Writing Instruments Association.

     Precision Metalform is considered one of the major manufacturers of metal writing instrument components in the United States. Their primary products consist of caps, barrels and refill tubes that make up the primary components of writing instruments assemblies. Cosmetic closures are directly provided to the cosmetic companies that manufacture a variety of products requiring metal closures. Industrial components are a continuing revenue source.

     Precision Metalform's facilities include special operations, which create unique designs on both writing instrument, cosmetic closures and industrial components, which generally are made to customer specifications.

     Precision Metalform engages two agents, on a commission selling basis, who represent the division in specified areas throughout the United States.

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the nine-month current period amounted to $284,172 and $300,924 respectively, for a total of $585,096. The comparable sales for the nine-month period ending December 31, 2002 were $423,724 for Eclipse and $316,822 for Clawson for a total of $740,546. The 2003 nine-month combined sales decreased $155,450 compared to the 2002 nine-month total.

     The Precision Metalform Division reported sales for the nine-months ended December 31, 2003 and 2002 of $410,536 and $350,231 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the nine months ended December 31, 2003 amounted to $501,980 an increase on $44,598 compared to the nine months ended December 31, 2002. Management anticipates a steady increase in revenue from this facility resulting from modified leases for an extended period of time.

     The Company owns a 24,000 square foot industrially-zoned buildingSituated on 22 acres located in Franklin, New Jersey, of which 7.5 acres werethe subject of an E.P.A. Superfund cleanup. This property has been fullyrestored and is presently occupied by two (2) tenants. Rental revenue for the nine-month period ended December 31, 2003, totaled $48,508 compared to $47,184 for the comparable 2002 period, a decrease of $1,324.

     This property is currently under contract for sale to three individuals. The sale is a requirement of the Superfund settlement agreement. All of the net proceeds of sale are to be paid to the EPA and DEP on a 90 - 10 percent basis respectfully.

LIQUIDITY

     As of December 31, 2003, current assets amounted to $1,025,039 and current liabilities totaled $705,708 reflecting a working capital of $319,331 and a current ratio of 1.45 to 1. There was a cash flow of $339,697 for the current nine-month period.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $995,632 for the nine-month period ended December 31, 2003.

     RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 2003 amounted to $656,801 an increase of $40,618 over the same period for 2002.

     GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2003, was 51 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 49 percent for the nine-months ended December 31, 2003.

     INTEREST.  Total interest expense for the nine-months ended
December 31, 2003 amounted to $89,264 of which $87,322 is reflected under "Cost of Rentals" and the remainder of $1,942 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net income for the nine-months ended
December 31, 2003 amounted to $34,234 and the net loss for the comparable 2002 nine-month period was $233,371.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April 21, 2004             TECHNOLOGY GENERAL CORPORATION




       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board






       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer