Form 10KSB
period 2004-03-31
TECHNOLOGY GENERAL CORP
filed 2004-09-17
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              (X) Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities and Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2004

                ( ) Transition Report Under Section 13 0r 15 (d)
                   Of the Securities and Exchange Act of 1934

              For the transition Period From 4/01/2003 to 3/31/2004

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

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2004 based on the closing bid on such day of $.05 $142,631


Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2004:

Common: 5,811,912

Common Stock Class A: 131,839

Transitional Small Business Disclosure Format:

Yes______   No  X































                                       II

                                     PART I
ITEM I    DESCRIPTION OF BUSINESS

The Company

Technology General Corporation ("Tech Gen") is the parent company and Successor to Aerosystems Technology Corporation incorporated in the State of New Jersey in 1957 which operates four (4) divisions and one (1)subsidiary, collectively The Company.

In addition, Tech Gen is the owner of a planned substantial industrial park approved and known as the Franklin Corporate Campus and other local properties suitable for industrial development, all of which are currently in the undeveloped planning stage.

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures numerous products, including spray coating systems and industrial air-driven mixers. Their spray coating systems are used mainly for coating industrial products and the industrial air-driven mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels and restaurants. The Wildcat Property is the lessor of a 24,000 square foot industrially zoned building, which presently has two tenants.

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

Employees

As of March 31, 2004, the Company had approximately twenty-five (25) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2004 were $684,689, an increase of $169,967 or (33%) from the previous fiscal year sales of $514,722.

2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2004 were $301,266, a decrease of $242,304 (45%) from the 2003 fiscal year's sales of $543,570. The decrease is attributable to the continued economic slowdown in the industries serviced by our products. The implementation of a new marketing strategy in 2000 has begun to show signs of significantly slowing the effects of this economic downturn. At the anticipated rate of change, with respect to previous years, the upcoming fiscal year can produce positive net earnings for the parent company. With continued manufacturing of specialized mixers, now approximately 65% of mixer sales, profitability is increased through direct end user sales thus avoiding distributor discounting. Sales through our long established distributor network of our standard mixer line has leveled and is expected to remain the same in the next twelve months. In addition, we are currently developing "value added" optional components for our mixer line, providing additional sales to an existing marketplace.

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

3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant industries. Sales for the fiscal year ended March 31, 2004 decreased $90,773 to $319,648 from the March 31, 2003 figure of $410,421. This 22% decrease in sales is attributable to the drop in restaurant and hotel revenues, current market forecasts show increasing revenues in the near future in these areas. This will result in upward sales of ice crushers and ice shavers in the upcoming year.

Division Marketing

1.  Precision Metalform Division

The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or website and is generally known through information provided by the Writing Instruments Association.

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

Eclipse Systems blends its marketing in various media to maximize product exposure. Monthly industrial journals and our website have proven an effective marketing means. The Internet website has experienced a 500% increase in visits over the last 18 months. These "hits" are primarily from end-use customers leading to direct sales thus eliminating any distributor discounting. The coming year will provide an opportunity for increased research and development in both, the mixer and spray gun divisions to develop additions to the current product line. As new products are brought to market, additional advertising programs will be developed.

3.  Clawson Machine Division

Clawson Machine manufactures a full line of ice crushing and ice shaving equipment for the food service and related industries. The popular Hail Queen and Princess Chipper ice crushers are specified as "standard equipment" in many major restaurant chains. The patented In-line crusher that inserts between a commercial ice cuber and storage bin, maximizes the functionality of the standard cuber without increasing floor space usage. The U.S. patented In-Line crusher will crush cubes to one side of a storage bin or bypass cubes to the other side depending on demand. All three units are NSF (National Sanitary Foundation) listed, a requirement for food handling equipment in most states.

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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended March 31, 2004 reflects a net income of $30,380 as compared to a net loss of $109,270 for the fiscal year ended March 31, 2003, an increase of $139,650.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $142,682 for the current year.

The Wildcat Property is currently leasing space at its Franklin, New Jersey location where a Superfund project clean up restored the property. The refurbished portion of the plant located there is presently leased by two (2) tenants. Total revenue generated at the Aerosystems facility during the fiscal year ended March 31, 2004 was $65,149, a rental revenue increase of $2,002 when compared to last year's revenue of $63,147.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from eight
(8) industrial tenants. Current rental revenues were $667,847, an increase of 1% percent or $6,426 when compared to the March 31, 2003 fiscal year revenues of $661,421.

The rental revenues generated by Technology General, Wildcat Property, and Transbanc totaled $875,678 for this fiscal year, a two (2) percent increase over rental revenues of $855,242 for the fiscal year 2003.

The Company has settled all environmental claims by the EPA and NJDEP against a former site occupied in the early 1960's and 1970's (see Item 3 for further details). The Consent Decree required an initial payment of $120,000 and four
(4) annual subsequent payments of $100,000 with a final installment of $80,000 for a total of $600,000. Additionally, the site must be sold with all net proceeds of sale distributed to the EPA and NJDEP within one year after entry of the Decree. Although all properties at the EPA site are under a sales contract, none of the properties have been transferred to the buyers pending receipt of an authorized letter from the DEP.

The following summarizes Management's plans, which, if successful and if implemented on a timely basis, could give the Company the ability to substantially improve its operating income base:

1. Continue to evaluate its marketing strategies for the sales of its products in all divisions.
2. Aggressively pursue new sales for Eclipse's new electric mixer line to supplement sales of its air driven mixer line.3. Continue to pursue legal permits necessary to pave the way for development of the Company's 105 acre industrial tract.4. Maintain an aggressive program to monitor and control operating costs in an effort to reduce the operational overhead to its lowest possible level utilizing effective management.

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

Significant Customers

For the year ended March 31, 2004, the Clawson Machine Division had sales of $76,178 to three (3) major customers; The Cincinnati Ice Co., Western Pacific, and Seaking International which together accounted for 24 percent of the total sales of $319,648. One major customer, McMaster Carr, accounted for 5 percent of Eclipse Systems Division's total sales of $301,268. The balance of sales are widely distributed among the Division's varied customers.

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

The Company's Wildcat Properties owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property has been fully restored and is presently occupied by two (2) tenants. The Division has a contract of sale for the site property subject to approval by the EPA.

ITEM 3      LEGAL PROCEDURES

Environmental Matters

The Company (in March 2003) has settled a complaint brought by the USEPA and NJDEP relating to toxic chemical contamination at a former manufacturing site. Under terms of the Consent Decree, the Company agreed to pay the EPA and NJDEP a combined total of $600,000. The Company has previously disbursed $220,000, leaving a balance of $380,000 comprised of $339,709 principal and $40,291 interest. These amounts will be paid in four annual installments; three at $100,000 each due March 2005 through March 2007 and the final installment of $80,000 is due March 2008. The $380,000 is shown as a long-term liability on the Balance Sheet.

Further, the Company was required to sell off its Superfund site within one year whereby 100% of the net proceeds will be paid to the EPA and DEP on a 90% - 10% basis. As of this filing the Superfund site is under a sales contract with three separate buyers. The sale of the Superfund property and its adjoining acreage is expected to generate $620,000 toward the settlement payment before the deduction of selling expenses and legal closing costs.

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


Fiscal Year Ended March 31, 2004          Common Stock Bid
                                            High      Low
First quarter ended June 28, 2003            .07      .06
Second quarter ended September 30, 2003      .06      .05
Third quarter ended December 31, 2003        .07      .06
Fourth quarter ended March 31, 2004          .07      .04

Fiscal Year Ended March 31, 2003           Common Stock Bid
                                            High      Low

First quarter ended June 29, 2002            .04      .04
Second quarter ended September 28, 2002      .04      .04
Third quarter ended December 31, 2002        .05      .04
Fourth quarter ended March 29, 2003          .06      .04

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2004 was 423. As of March 31, 2004 the number of holders of Common Stock Class A was 12.

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

Liquidity and Capital Resources

Working capital at March 31, 2004 was $287,334 and the current ratio was 1.83 to
1. Working capital decreased $72,189 from that of last year.

Net cash provided by operations for the fiscal year ended March 31, 2004 amounted to $170,577 an increase of $301,176 from that of March 31, 2003.

Results of Operations (consolidated)

The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 2004 and March 31, 2003. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2004          2003
Revenues:
 Product Sales                       $1,305,604     $1,468,714
 Rental Income                          875,678        855,242
                                     ----------     ----------
                                      2,181,282      2,323,956
Costs and Expenses
 Cost of Product Sales                  742,299        837,805
 Cost of Rentals                        403,040        403,746
 Selling, General, Administrative     1,083,679      1,289,435
                                     ----------      ---------
                                      2,229,018      2,530,986
                                     ----------      ---------
(Loss) from Operations                  (47,736)      (207,030)
Other Income                             79,306         98,000
                                     ----------      ---------
Income (Loss) Before Income Taxes        31,570       (109,030)
Income Taxes                              1,190            240
                                     ----------      ---------
Net Income (Loss)                     $  30,380      $(109,270)
                                     ==========      =========
Basic and Diluted Loss per
Common Shareholders                   $   0.005      $   (0.02)
                                     ==========      =========
Current Ratio                              1.83           1.83
Weighted Average Number of Common    ==========      =========
Shares Outstanding Used in Computing
Basic and Diluted Earnings (loss)
Per Common Share                      5,943,751      5,943,751
                                     ==========      =========

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003
(see Description of Business- Discussion of Divisions)

Technology General Corporation generated consolidated revenues of $2,181,282 and $2,323,956 for the fiscal years ended March 31, 2004 and 2003 respectively. The three manufacturing divisions sales for 2004 were $1,305,604, a decrease of $163,110 when compared to 2003 product sales of $1,468,714. The Clawson Machine Division sales decreased $90,773 or 22 percent from $410,421 in 2003 to $319,648 for the fiscal year ended March 31, 2004. The Precision Metalform Division sales increased $169,967 or 33 percent to $684,689 from the previous year's sales of $514,722. The Eclipse Systems Divisions sales for the current fiscal year were $301,268, a decrease in sales of $242,302 or 44 percent from the previous year's sales of $543,570.

Rental revenues increased $20,436 to $875,678 for the current fiscal year compared to the previous fiscal year of $855,242. The Wildcat Property recorded an increase in rental revenues of $2,001 to $65,148 for 2004 compared to $63,147 in 2003. Technology General's rental revenues increased to $142,682 for the fiscal year ended March 31, 2004 from $130,674 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $667,848, an increase of $6,427 over that of the fiscal year ended March 31, 2003.

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

The current fiscal year's net income from the Company's rental entities after management fees but before income taxes totaled $61,843, an increase of $52,107 compared to the previous fiscal year's net income of $9,736.

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

ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2004 to each of the named executive officers of the Registrant.

Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Helen S. Fletcher     Secretary/Treasurer, Director
Ryan Barbulescu       Director, President Eclipse/Clawson Divisions

Compensation
Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation $158,144
No other executive officer received compensation in excess of $100,000.

1. The Company owns automobiles for two executive officers. The cars were used primarily for business purposes.

2. None of the executive officers have employment agreements with the Company.

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2004 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name & Address          No. of Shares     No. of Shares    Percentage
Beneficial Owner/       Common Stock      Class A Stock    Beneficial
Identity of Group             Beneficially Owned           Ownership

Charles J. Fletcher(1)   1,559,500         25,000           26.3
15 Seminole Ct,
Newton NJ 07860

Jeffrey C. Fletcher        472,439         20,000            8.2
4910 S.W. Parkgate Blvd.
Palm City FL 34990

Helen S. Fletcher(2)     1,090,500                          18.1
15 Seminole Ct,
Newton NJ 07860

Ryan Barbulescu                             2,500              0
3 Constitution Way
Franklin NJ 07416

Evelyn Padalino            383,916                           6.4
35 Gall Road,
Morris Plains NJ 07950

All officers and directors as a group total three and own 3,122,439 Common shares and 47,500 Class A shares.

(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 571,282 shares of Common stock (10%).

(2) Helen S. Fletcher is a co-founder and Secretary/Treasurer of the Company.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K

(a)  The following documents are filed or part of this report:

1.  Financial Statements
     Accountants' Report (F-1)
     Consolidated Balance Sheet (F-2)
     Consolidated Statements of Operations (F-3)
     Consolidated Statements of Stockholders Equity (F-4)
     Consolidated Statements of Cash Flows (F-5)
     Notes to Consolidated Financial Statements (F-6 through F-15)
                                     Page14

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 9th day of September, 2004.

TECHNOLOGY GENERAL CORPORATION

/s/Charles J. Fletcher

BY: Charles J. Fletcher, President

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


Date: 9/17/04

                         TECHNOLOGY GENERAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                               ACCOUNTANTS' REPORT

                                 MARCH 31, 2004
                                   (UNAUDITED)

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

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-6 - F-16

                               ACCOUNTANTS' REPORT




The Board of Directors and Stockholders of Technology General Corporation


I have compiled the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Technology General Corporation and Subsidiary.





Donald T. Sienkiewicz
Franklin, New Jersey
August 30, 2004

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $ 215,528
 Accounts receivable, net of allowance for
  doubtful accounts of $5,700                          220,876
 Inventories                                           256,619
 Prepaid expenses and other current assets              17,795
                                                      --------
               Total current assets                           $  710,818

PROPERTY, PLANT AND EQUIPMENT, net                             1,729,018
OTHER ASSETS:
 Goodwill, less accumulated amortization
  of $61,751                                            15,165
 Other                                                  20,310
                                                      --------
                                                                  35,475
                                                              ----------
                                                              $2,475,311
                                                              ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Long-term debt, current portion                     $ 182,172
 Accounts payable                                      110,015
 Accrued expenses and other current liabilities        102,323
 Security deposits                                      28,974
                                                      --------
         Total current liabilities                            $  423,484

LONG-TERM LIABILITIES:
 Long-term debt, less current portion                1,794,690
 Security deposits                                      45,239
                                                      --------
                                                               1,839,929
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote per share,
 authorized 30,000,000 shares, issued 5,886,228
 shares, outstanding 5,811,912 shares                    5,886
 Class A common stock, $.001 par value,
 .1 vote per share, authorized 15,000,000 shares,
 issued and outstanding 131,839 shares                     132
 Capital in excess of par value                      2,421,123
 Accumulated deficit                                (2,205,412)
                                                    ----------
                                                      221,729

 Less treasury stock, at cost, 74,316 shares           (9,831)
                                                    ----------
         Total stockholders' equity                              211,898
                                                                --------
                                                              $2,475,311
                                                             ===========
           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2004 and 2003
                                   (UNAUDITED)

                                               2004               2003
                                              -----              -----
REVENUES:
 Product sales                            $1,305,604         $1,468,714
 Rentals                                     875,678            855,242
                                           ---------          ---------
                                           2,181,282          2,323,956
                                           ---------          ---------
COSTS AND EXPENSES:
 Cost of product sales                       742,299            837,805
 Cost of rentals, including
  interest expense of $115,774
  and $119,860 in 2004 and
  2003, respectively                         403,040            403,746
 Selling, general and
  administrative expenses                  1,083,679          1,289,435
                                           ---------          ---------
                                           2,229,018          2,530,986
                                          ----------         ----------
(LOSS) FROM OPERATIONS                       (47,736)          (207,030)
                                          ----------         ----------
OTHER INCOME (EXPENSE):
 Interest income                                 723              1,294
 Interest expense                             (2,914)            (3,026)
 Other                                         2,744             14,861
 Insurance recoveries                         78,753             84,871
                                            --------            -------
                                              79,306             98,000
                                             -------            -------

INCOME (LOSS) BEFORE INCOME TAXES             31,570           (109,030)

INCOME TAXES                                   1,190                240
                                             --------           -------
NET INCOME (LOSS)                          $  30,380          $(109,270)
                                            ========           ========
BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                           $   0.005         $    (0.02)
                                            ========           ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                    5,943,751          5,943,751
                                           =========          =========


           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 2004 and 2003 (UNAUDITED)

                                                   Class A
                              Common Stock       Common Stock      Capital in                     Treasury Stock
                            -----------------   --------------      Excess of     Accumulated     ---------------
                              Shares    Amount  Shares    Amount    Par Value      Deficit         Shares    Amount      Total
                             -------    ------  ------    ------    ---------   -------------      --------   ------  ----------

BALANCES, March 31, 2002    5,886,228  $5,886   131,839    $132    $2,421,123   $(2,126,522)       74,316   $(9,831)   $290,788


NET LOSS                                                                           (109,270)                           (109,270)
                           ----------   ------  -------   ------    ---------    ------------    --------  ------   ------------
BALANCES, March 31, 2003    5,886,228   5,886   131,839     132     2,421,123    (2,235,792)       74,316    (9,831)    181,518


NET INCOME                                                                           30,380                              30,380
                             ---------  ------  -------   ------    ----------   ------------       -----  --------    --------
BALANCES,  March 31, 2004   5,886,228  $5,886   131,839    $132    $2,421,123   $(2,205,412)       74,316   $(9,831)   $211,898
                            =========  =======  =======   ======    ==========   ============      ======   =======    ========


           See accompanying notes to consolidated financial statements
                                       F-4

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2004 and 2003
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:            2004           2003
                                                -----          -----
 Net Income (loss)                            $  30,380     $(109,270)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities
  Depreciation and amortization                 137,460       151,789
  Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
   Accounts receivable                           92,415       (19,068)
   Inventories                                   25,313        (9,108)
   Prepaid expenses and other current assets      3,689         1,965
   Other assets                                   4,522         7,903
   Accounts payable                             (30,660)       59,430
   Accrued expenses and other current
     liabilities                                (92,542)     (219,591)
   Security deposits                                  -         5,351
                                                -------       -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          170,577      (130,599)
                                                -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES,
 Purchases of property, plant, and equipment      2,907       (48,646)
                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt        60,000       187,500
 Principle payments on long-term debt          (191,597)      (66,174)
                                               --------      --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                          (131,597)      121,326
                                               --------      --------
NET INCREASE (DECREASE) IN CASH                  41,887       (57,919)

CASH, beginning of year                         173,641       231,560
                                               --------      --------
CASH, end of year                              $215,528      $173,641
                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year
for interest                                   $118,688      $123,118
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

Cash and Cash Equivalents - Cash includes cash on hand and in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31,2004 and 2003 were the same.

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - INVENTORIES:

Inventories consist of the following at March 31, 2004:

  Purchased parts and raw materials                   $180,073
  Work-in-progress                                      13,092
  Finished goods                                        63,454
                                                       -------
                                                      $256,619
                                                      ========

NOTE 4 -    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2004:

           Land                                     $  365,314
           Building and improvements                 4,064,392
           Land improvements                           274,628
           Machinery and equipment                   1,522,284
           Furniture and fixtures                       51,576
           Office equipment                            145,690
           Transportation equipment                     93,585
                                                    ----------
                                                     6,517,469
  Less accumulated depreciation and amortization     4,788,451
                                                    ----------
                                                    $1,729,018
                                                   ===========

A parcel of land containing a building, which is being used for rental to third parties, is subject to claims of the United States Department of Justice and the New Jersey Department of Environmental Protection (See Note 10).

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -  LONG-TERM DEBT:

     The following is a summary of long-term debt at March 31, 2004:


     Mortgage note payable in monthly installments
     of $13,855, including interest at 8.47% per annum,
     through October 15, 2007, at which time the
     remaining principal balance is due, and
     collateralized by first mortgages on the
     Company's real estate holdings and the assignment
     of leases and rents from its rental operations         $1,343,546

     A second  mortgage  note payable has been secured
     from the Sussex Bank with  interest  only due monthly
     at  currently  6.50%.  This lien is junior to the above
     lien of The Bank of New York. The principal
     balance is due October 30, 2010.                           37,000

     Note payable, bank, in monthly installments of
     $520 including interest at 8.75% per annum through
     February 2005                                               5,816

     The Sussex Bank has provided a line of credit to
     the Company collaterized by an assignment of lease.
     Interest is computed at 1 1/2% over prime and
     principal was due and paid May 30, 2004.                   23,000

     Estimated professional fees accrued for past
     legal services                                            187,500

     Balance payable to the EPA and NJDEP (see Note 10)
     including interest at 3.35% per annum due in four
     annual installments; three payments of $100,000
     due March 2005 to 2007 and the remaining payment
     of $80,000 due March 2008.                                380,000
                                                            ----------
                                                             1,976,862
     Less current portion                                      182,172
                                                             ---------

                                                            $1,794,690
                                                            ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - LONG-TERM DEBT (CONTINUED):



     Future aggregate principal maturities by year are as follows:

              Year ending March 31:

              2005                                          $ 182,172
              2006                                            157,629
              2007                                            161,952
              2008                                            146,272
              Thereafter                                    1,328,837
                                                            ---------
                                                           $1,976,862
                                                           ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2004:


                                Payroll and related        $ 19,466
                                Interest                      9,483
                                Deferred rental income       62,160
                                Other                        11,214
                                                           --------
                                                           $102,323
                                                           ========


NOTE 7 - LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2004 are as follows:

              Year ending March 31:

                  2005                                   $  464,887
                  2006                                      402,919
                  2007                                      183,000
                  2008                                      128,564
                  2009                                        4,600
                                                           --------
                                                         $1,183,970
                                                         ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -    INCOME TAXES:


The following table summarizes the significant differences between the Federal statutory income tax rate and the Company's effective tax rate.

                                                      2004        2003
                                                     -----       -----
           Federal statutory rate                   (34.00)%    (34.00)%
           State rate, net of federal tax benefit    (6.00)      (6.00)
           Change in valuation allowance and other   40.00       40.00
                                                    ------     -------
                                                         - %         - %
                                                  ========     =======


The components of the Company's deferred tax assets and liabilities are as follows at March 31, 2004:

                                        Federal      State       Total
                                        -------      -----      -------
     Tax benefit attributable to:
          Net operating loss          $363,000     $73,000     $436,000
          Lawsuit reserve              118,000      34,000      152,000
          Depreciation                  43,000      12,000       55,000
          Inventories and other         80,000      23,000      103,000
                                      --------     -------     --------
                                       604,000     142,000      746,000

          Less valuation allowance     604,000     142,000      746,000
                                     ---------     -------     --------
                                     $       -    $      -     $      -
                                     =========     =======     ========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -    INCOME TAXES (CONTINUED):

At March 31, 2004, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1,500,000 and $1,290,000, respectively, which expire beginning in 2007.


NOTE 9 -    SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


Information relative to the Company's business segments is as follows:

                                                  Years Ended March 31,
                                                  ---------------------
                                                   2004          2003
                                                  -------       -------
     Revenues:
      Deep-drawn metal-formed products          $  684,689   $  514,723
      Spray coating and industrial mixer systems   301,268      543,570
      Ice crushing and shaving equipment           319,647      410,421
      Rental                                       875,678      855,242
                                                 ---------   ----------
                                                $2,181,282   $2,323,956
                                                ==========    =========

                                                 Years Ended March 31,
                                                 ---------------------
                                                    2004         2003
                                                   ------       -----
         Operating profit (loss):
          Deep-drawn metal-formed products     $ 199,262     $  13,890
          Spray coating and industrial
          mixer systems                           15,638        99,217
          Ice crushing and shaving equipment      35,662        83,817
          Rental                                 291,331       224,188
                                                --------     ---------
                                                 541,893       421,112
    Less unallocated general corporate charges  (589,629)     (628,142)
                                                --------      --------
                                               $ (47,736)    $(207,030)
                                               ==========    ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 NOTE 9 -   SEGMENT INFORMATION (CONTINUED):

                                                         March 31,
                                                           2004
                                                         --------
  Identifiable assets:
   Deep-drawn metal-formed products                    $  254,541
   Spray coating and industrial mixer systems             123,026
   Ice crushing and shaving equipment                      99,140
   Rental                                               1,325,530
   General corporate                                      673,075
                                                       ----------
                                                       $2,475,312
                                                       ==========

                                              Years Ended March 31,
                                               -------------------
                                                2004         2003
                                               -----        -----
  Depreciation and amortization:
   Deep-drawn metal-formed products         $ 22,930     $ 20,175
   Spray coating and industrial
   mixer systems                               3,185        6,197
   Ice crushing and shaving equipment          1,358        1,462
   Rental                                     71,290       75,989
   General corporate                          38,697       47,966
                                             -------      -------
                                            $137,460     $151,789
                                            ========     ========


                                             Years Ended March 31,
                                             ---------------------
                                              2004           2003
                                              ----           ----
   Capital additions (deletions):
    Deep-drawn metal-formed products      $        -      $42,888
    Spray coating and industrial
     mixer systems                                 -            -
    Ice crushing and shaving equipment             -        2,850
    Rental                                         -        2,908
    General corporate                         (2,907)           -
                                            --------     --------
                                            $ (2,907)    $ 48,646
                                            ========     ========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 -  SEGMENT INFORMATION (CONTINUED):

The Company's deep-drawn metal-formed products segment had sales to two major customers in 2004 and 2003 of approximately $227,000 and $199,000,respectively. The spray coating and industrial mixer systems segment had sales to one major customers of approximately $35,000 and $65,000 in 2004 and 2003. The ice crushing machines segment had sales to three major customers of approximately $76,000 and $188,000 in 2004 and 2003, respectively.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers of $122,000 in 2004 and purchases of $121,000 in 2003 from four major vendors. The spray coating and industrial mixer systems segment had purchases from one major supplier of approximately $33,000 and $38,000 in 2004 and 2003, respectively. The ice crushing machines segment had purchases from three major suppliers in 2004 and 2003 of approximately $88,000 and $102,000, respectively.

The Company derived rental income from two major tenants during 2004 and 2003 of approximately $586,000 and $574,000, respectively. One of these tenants has not yet renewed their lease which is due to expire in November 2004. The Company is in negotiation with the major tenant for the extension of the tenant's lease on substantially the same terms as its expiring lease (See note 3). Rental income derived from this tenant for the year ended March 31, 2004 was approximately $360,000.


NOTE 10 -   COMMITMENTS AND CONTINGENCIES:

The Company has settled a suit brought by the United States Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP) relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company.

Under the terms of the Consent Decree, the EPA and the NJDEP are to receive a combined total of $600,000; in June 2003 the Company disbursed $60,000 to the EPA and $60,000 to the NJDEP leaving a balance of $480,000. The $480,000 is to be paid in annual installments commencing March 2004,$100,000; March 2005, $100,000; March 2006, $100,000; March 2007, $100,000, and March 2008 the
remaining $80,000. The first installment of $100,000 was disbursed March 2004 and the remaining $380,000 is shown on the financial statements as "Long-term Debt" (see Note 5).

The Consent Decree also stipulated that the EPA and NJDEP would receive 100% of the net proceeds from the sale of certain of the Company's Superfund site properties with the requirement that the Company first obtain a "letter of acceptance" from the EPA prior to the transfer of property deeds and in addition, the EPA and NJDEP would receive 60% of the net rental income derived from the properties subject to claim from the date of execution of the settlement (March 2003) until the properties are sold. The Company had pending purchase agreements for three of its real-estate parcels at the above mentioned site.
                                      F-16