Form 10QSB
period 2004-06-30
TECHNOLOGY GENERAL CORP
filed 2004-11-12
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED JUNE 30, 2004

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
...............................            ..................................
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

        Yes X                         No
       ......                      ......

As of June 30, 2004, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

                       TECHNOLOGY GENERAL CORPORATION

                                  INDEX



                                                                  PAGE NO.
 Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                  Consolidated Balance Sheet - June 30, 2004          3

                  Consolidated Statement of Operations
                  For the three months ended
                  June 30, 2004, and 2003                             4

                  Consolidated Statement of Cash Flows
                  For the three months ended
                  June 30, 2004 and 2003                              5

                  Notes to Consolidated Financial Statements          6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation      7-9

          Signatures                                                 10

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2004
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  143,461
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                            213,810
  Inventories                                                   246,140
  Prepaid expenses and other current assets                      36,581
                                                             ----------
        Total current assets                                    639,992

PROPERTY, PLANT AND EQUIPMENT, net                            1,707,519

OTHER ASSETS, NET                                                33,171
                                                             ----------
                                                             $2,380,682
                                                             ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                      $  153,356
   Accounts payable and accrued expenses                        202,621
                                                             ----------
         Total current liabilities                              355,977

LONG - TERM DEBT:
   Long-term obligations, net of current maturities           1,785,960
   Security deposits                                             74,213
                                                             ----------
    Total long - term debt                                    1,860,173

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 1 vote per share,
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                   5,886
   Class A common stock, $.001 par value, .1 vote per share,
   authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                       132
   Capital in excess of par value                             2,421,124
   Accumulated deficit                                       (2,252,779)
                                                             ----------
                                                                174,363

  Less treasury stock, at cost, 74,316 shares                   (9,831)
                                                             ----------
     Total stockholders' equity                                 164,532
                                                             ----------
                                                             $2,380,682
                                                             ==========

           See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)



                                                      2004       2003
                                                      ====       ====

REVENUES:
   Product sales                                    $278,816  $282,521
   Rentals                                           225,881   215,332
                                                    --------  --------
                                                     504,697   497,853

COSTS AND EXPENSES:
  Cost of product sales                              181,008   168,900
  Cost of rentals                                     96,902   109,081
  Selling, general and
  administrative expenses                            274,087   283,321
                                                    --------  --------
                                                     551,997   561,302
                                                    --------  --------
(LOSS) FROM
 OPERATIONS                                          (47,300)  (63,449)


OTHER INCOME (EXPENSE):
  Interest expense                                      (436)   (1,294)
  Interest and Dividend
  Income                                                  79       339
  Other                                                  291      (382)
                                                     -------    -------
                                                         (66)   (1,337)
                                                    --------   -------


LOSS BEFORE INCOME TAXES                             (47,366)  (64,786)
INCOME TAXES                                               -         -
                                                     --------   -------
NET (LOSS)                                          ($47,366) ($64,786)

                                                    ========= =========




           See accompanying notes to consolidated financial statements

                   TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                    (Unaudited)



                                                      2004       2003
                                                     ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       ($47,366) ($64,786)
     Adjustment to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                    24,649    30,195
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                               7,066    36,917
     Inventories                                      10,479   (22,707)
     Prepaid expenses and other current
     assets                                          (18,786)   (1,569)
     Other assets                                      2,304      (379)
     Accounts payable and accrued expenses            (9,717)   12,504

                                                      -------   -------
NET CASH PROVIDED BY (USED IN)OPERATING
ACTIVITIES                                           (31,371)   (9,825)
                                                      -------   -------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                   (3,150)        -
                                                      -------   -------



CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (37,546)  (77,427)
    Increase in long-term debt                             -    60,000
                                                     --------  --------
NET CASH USED IN FINANCING ACTIVITIES                (37,546)  (17,427)
                                                     --------  --------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                    (72,067)  (27,252)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  215,528   173,641
                                                      -------   -------

CASH AND CASH EQUIVALENTS, end of period             $143,461  $146,389
                                                     ========  ========


    See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


COMMITMENTS AND CONTINGENCIES

     The Company has settled a suit brought by the United States Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company.

     Under the terms of the Consent Decree, the EPA and the NJDEP are to receive a combined total of $600,000; in June 2003 the Company disbursed $60,000 to the EPA and $60,000 to the NJDEP leaving a balance of $480,000. The $480,000 is to be paid in five annual installments as follows: commencing March 2004, $100,000; March 2005, $100,000; March 2006, $100,000; March 2007, $100,000, and March 2008
the remaining $80,000. The first installment of $100,000 was disbursed March 2004 and of the remaining $380,000; $100,000 is shown on the balance sheet as a current liability and $280,000 is shown as "Long-Term Debt".

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2004, Technology General Corporation and subsidiary had consolidated revenues of $504,697 and net loss of $47,366. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current three-month period amounted to $81,615 and $55,021 respectively, for a total of $136,636. The comparable sales for the three-month period ending June 30, 2003 were $81,865 for Eclipse and $69,669 for Clawson for a total of $151,534. The 2004 three-month combined sales decreased $14,898 compared to the 2003 three-month total.

     The Precision Metalform Division reported sales for the three-months ended June 30, 2004 and 2003 of $142,180 and $130,988 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current three-month period were $37,972 and for the same period in 2003 were $35,354 resulting in an increase of $2,618.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the three-months ended June 30, 2004 amounted to $171,269, an increase of $7,019 compared to the three-months ended June 30, 2003. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The company's Wildcat Properties owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property had been fully restored and is presently occupied by two (2) tenants. Total revenues generated at this facility for the quarter ended June 30, 2004 were $16,640 compared to $15,728 for the quarter ended June 30, 2003, an increase of $912. Sale of this property, with net proceeds going to the EPA and NJDEP, is expected to generate over $600,000 toward the settlement agreement before selling expenses and legal closing costs.

LIQUIDITY

     As of June 30, 2004, current assets amounted to $639,992 and current liabilities totaled $355,977, reflecting a working capital of $284,015 and a current ratio of 2.25 to 1. There was a negative cash flow of $72,067 for the current three-month period due mainly to the net loss of $47,366.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing Segment generated sales of $278,816 for the three-month period ended June 30, 2004.

     RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2004 amounted to $225,881 an increase of $10,549 over the same period for June 30, 2003.

     GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2004, was 45 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 54 percent for the three-months ended June 30, 2004.

     INTEREST. Total interest expense for the three-months ended June 30, 2004 amounted to $28,793 of which $28,357 is reflected under "Cost of Rentals" and the remainder of $436 is shown as a separate line item within "Other Income Expense)".

     NET INCOME/LOSS. The net loss for the three-months ended June 30, 2004 amounted to $47,366 and the net loss for the comparable 2003 three-month period was $64,786.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date:  November 12, 2004             TECHNOLOGY GENERAL CORPORATION



           /s/Charles J. Fletcher
       BY:.......................................
       Charles J. Fletcher
       President, Chief Executive Officer
       Chairman of the Board





            /s/Helen S. Fletcher
       BY:......................................
       Helen S. Fletcher
       Secretary/Treasurer