Form 10QSB
period 2004-09-30
TECHNOLOGY GENERAL CORP
filed 2005-01-06
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report


 _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30, 2004

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

As of September 30, 2004, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                      INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                      Consolidated Balance Sheet - September 30, 2004    3

                      Consolidated Statement of Operations
                      For the six months ended
                      September 30, 2004 and 2003                        4

                      Consolidated Statement of Cash Flows
                      For the six months ended
                      September 30, 2004 and 2003                        5

                      Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation         7-9

          Signatures                                                    10

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $143,028
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                              198,267
  Inventories                                                     241,396
  Prepaid expenses and other current assets                         6,595
                                                               ----------
        Total current assets                                      589,286

PROPERTY, PLANT AND EQUIPMENT, net                              1,801,617

OTHER ASSETS, NET                                                  31,304

                                                               ----------
                                                               $2,422,207
                                                               ==========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                          $157,960
   Accounts payable and accrued expenses                          265,455
                                                               ----------
Total current liabilities                                         423,415

LONG - TERM DEBT:
   Long-term obligations, net of current maturities             1,808,334
   Security deposits                                               69,213
                                                               ----------
    Total long - term debt                                      1,877,547

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                     5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                         132
   Capital in excess of par value                               2,421,124
   Accumulated deficit                                         (2,296,066)
                                                               ----------
                                                                  131,076

  Less treasury stock, at cost, 74,316                             (9,831)
                                                                ---------
     Total stockholders' equity                                   121,245
                                                                ---------
                                                               $2,422,207
                                                               ==========
           See accompanying notes to consolidated financial statements
                                        3

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                             Three Months Ended         Six Months Ended
                                September 30              September 30
                             ------------------        ------------------
                               2004      2003            2004      2003

REVENUES:
   Product sales            $212,908  $319,931        $491,724   $602,452
   Rentals                   236,966   217,361         462,847    432,693
                           ---------  --------        --------  ---------
                             449,874   537,292         954,571  1,035,145

COSTS AND EXPENSES:
  Cost of product sales      136,354   192,308         317,362    361,208
  Cost of rentals             94,683   104,910         191,585    213,991
  Selling, general and
  administrative expenses    262,476   449,355         536,563    732,676
                            --------  --------        --------   --------
                             493,513   746,573       1,045,510  1,307,875
                            --------  --------       ---------  ---------
INCOME (LOSS) FROM
 OPERATIONS                 (43,639)  (209,281)        (90,939)  (272,730)

OTHER INCOME (EXPENSE):
  Interest expense             (152)      (377)           (588)    (1,671)
  Interest and Dividend
  Income                        240         76             319        415
  Other                         513      2,748             804      2,366
                           --------   --------         -------   --------
                                601      2,447             535      1,110
                            --------   --------         -------   --------

NET INCOME (LOSS)
BEFORE INCOME TAXES         (43,038)  (206,834)         (90,404) (271,620)
INCOME TAXES                    250          -              250         -
                            -------    -------         --------   --------
                           $(43,288) $(206,834)        $(90,654)$(271,620)
                            ========  ========         ========  ========







            See Accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       Six Months Ended
                                                         September 30
                                                        2004        2003
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                              $ (90,654) $(271,620)
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                     49,298      60,390
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                               22,609      55,228
     Inventories                                       15,223     (23,195)
     Prepaid expenses and other current assets         11,200        (394)
     Other assets                                       4,171       1,572
     Accounts payable and accrued expenses             53,117     117,822
     Security deposits                                 (5,000)          -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                   59,964     (60,197)
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                  (121,897)          0
                                                      -------    --------
                                                     (121,897)          -
                                                     ========    ========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt             (57,067)    (35,217)
     Payments on lawsuit reserve                            -    (120,000)
     Obligation to Canadian bank                            0     206,000
     Proceeds from issuance of long-term debt          46,500           -
                                                      --------    -------
                                                      (10,567)     50,783
                                                      --------    -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (72,500)     (9,414)

CASH AND CASH EQUIVALENTS,
 beginning of period                                  215,528     173,641
                                                      -------    --------
CASH AND CASH EQUIVALENTS, end of period             $143,028    $164,227
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

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     For the six-month period ended September 30, 2004, Technology General Corporation and subsidiary had consolidated revenues of $954,571 and net loss of $90,654. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

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

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUIED)



         The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current six-month period amounted to $122,520 and $130,516 respectively, for a total of $253,036. The comparable sales for the six-month period ending September 30, 2003 were $148,881 for Eclipse and $174,736 for Clawson for a total of $323,617. The 2004 six-month combined sales decreased $70,581 compared to the 2003 six-month total.

     The Precision Metalform Division reported sales for the six-months ended September 30, 2004 and 2003 of $238,687 and $278,834 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

         Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current six-month period were $75,943 and for the same period in 2003 were $70,708 resulting in an increase of $5,235.

         Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to three (3) industrial tenants and three (3) commercial tenants. Total rental revenue for the six-months ended September 30, 2004 amounted to $353,455 an increase of $21,001 compared to the six-months ended Spetember 30, 2003. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

         The company's Wildcat Properties owns a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property had been fully restored and is presently occupied by two (2) tenants. Total revenues generated at this facility for the six-months ended September 30, 2004 were $33,449 compared to $29,531 for the six-months ended September 30, 2003, an increase of $3,918. Sale of this property, with net proceeds going to the EPA and NJDEP, is expected to generate over $600,000 toward the settlement agreement before selling expenses and legal closing costs.

LIQUIDITY

   As of September 30, 2004, current assets amounted to $589,286 and current liabilities totaled $423,415, reflecting a working capital of $165,871 and a current ratio of 1.4 to 1. There was a negative cash flow of $72,500 for the current six-month period due to the net loss of $90,654.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $491,724 for the six-month period ended September 30, 2004.

     RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2004 amounted to $462,847, an increase of $30,154 over the same period for September 30, 2003.

     GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2004, was 46.7 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 56.2 percent for the six-months ended September 30, 2004.

     INTEREST. Total interest expense for the six-months ended September 30, 2004 amounted to $52,459 of which $51,872 is reflected under "Cost of Rentals" and the remainder of $587 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS. The net loss for the six-months ended September 30, 2004 amounted to $90,654 and the net loss for the comparable 2003 six-month period was $271,620.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 6, 2005             TECHNOLOGY GENERAL CORPORATION




       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board






       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer