Form 10QSB
period 2004-12-31
TECHNOLOGY GENERAL CORP
filed 2005-03-18
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Form 10-QSB Quarterly or Transitional Report


_X_  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED DECEMBER 31, 2004

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

As of December 31, 2004, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

                         TECHNOLOGY GENERAL CORPORATION

                                     INDEX

                                                                     PAGE NO.
Part 1.  Financial Information

         Item 1.  Consolidated Financial Statement (unaudited)

                      Consolidated Balance Sheet - December 31, 2004     3

                      Consolidated Statement of Operations
                      For the nine months ended
                      December 31, 2004 and 2003                         4

                      Consolidated Statement of Cash Flows
                      For the nine months ended
                      December 31, 2004 and 2003                         5

                      Notes to Consolidated Financial Statements         6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operation         7-9

          Signatures                                                    10

              TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                           DECEMBER 31, 2004

                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $   159,071
  Accounts receivable, net of allowance for doubtful
  accounts of $5,700                                               251,404
  Inventories                                                      221,603
  Prepaid expenses and other current assets                          7,383
                                                                ----------
        Total current assets                                       639,461

PROPERTY, PLANT AND EQUIPMENT, net                               1,777,816

OTHER ASSETS, NET                                                   28,564

                                                                ----------
                                                                $2,445,841
                                                                ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                        $   160,991
   Accounts payable and accrued expenses                           228,173
                                                                ----------
         Total current liabilities                                 389,164

LONG - TERM DEBT:
   Long-term obligations, net of current maturities              1,842,322
   Security deposits                                                66,768
                                                                ----------
    Total long - term debt                                       1,909,090

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
   authorized 30,000,000 shares, issued 5,886,228 shares,
   outstanding 5,811,912 shares                                      5,886
   Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and
   outstanding 131,839 shares                                          132
   Capital in excess of par value                                2,421,124
   Accumulated deficit                                          (2,269,724)
                                                                ----------
                                                                   157,418

  Less treasury stock, at cost, 74,316                              (9,831)
                                                                 ---------
     Total stockholders' equity                                    147,587
                                                                 ---------
                                                               $ 2,445,841
                                                                ==========

           See accompanying notes to consolidated financial statements

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                             Three Months Ended         Nine Months Ended
                                December 31                December 31
                           --------------------     ------------------------
                               2004      2003            2004         2003

REVENUES:
   Product sales           $ 372,694  $ 393,180     $   864,418   $  995,632
   Rentals                   230,588    224,108         693,435      656,801
                           ---------  ---------     -----------   ----------
                             603,282    617,288       1,557,853    1,652,433

COSTS AND EXPENSES:
  Cost of product sales      200,426    138,168         517,788      499,376
  Cost of rentals            109,853     91,827         301,438      305,818
  Selling, general and
  administrative expenses    259,171     82,687         795,734      815,363
                           ---------  ---------     -----------   ----------
                             569,450    312,682       1,614,960    1,620,557
                           ---------  ---------     -----------   ----------
INCOME (LOSS) FROM
 OPERATIONS                   33,832    304,606         (57,107)      31,876

OTHER INCOME (EXPENSE):
  Interest expense            (1,320)      (271)         (1,908)      (1,942)
  Interest and Dividend
  Income                          70        183             389          598
  Other                       (6,239)     1,336          (5,435)       3,702
                           ---------  ---------     -----------   ----------
                              (7,489)     1,248          (6,954)       2,358
                           ---------  ---------     -----------   ----------

NET INCOME (LOSS)
BEFORE INCOME TAXES           26,343    305,854         (64,061)      34,234
INCOME TAXES                       -          -             250            -
                            -------   --------      -----------   ----------
                           $  26,343  $ 305,854     $   (64,311) $    34,234
                           =========  =========     ===========   ==========





           See Accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


                                                       Nine Months Ended
                                                         December 31
                                                        2004       2003
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $(64,311)   $ 34,234
     Adjustments to reconcile net loss
      to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                     73,947      90,585
Increase (decrease) in cash attributable to
 changes in operating assets and liabilities:
     Accounts receivable                              (30,528)    154,550
     Inventories                                       35,016     (34,314)
     Prepaid expenses and other current assets         10,412     (15,230)
     Other assets                                       6,911       3,894
     Accounts payable and accrued expenses             15,835     149,205
     Security deposits                                 (7,445)          -
                                                      -------    --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                   39,837     382,924
                                                      -------    --------
NET CASH USED IN INVESTING ACTIVITIES:
    Purchases of property, plant,
      and equipment                                  (122,744)    (32,717)
                                                      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal paymentson long-term debt                  (77,800)   (172,659)
 Proceeds from issuance of long-term debt              154,250    162,149
 Decrease in long-term estimated legal
       obligation                                     (50,000)          -
                                                      --------    -------
                                                       26,450     (10,510)
                                                      --------    -------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (56,457)    339,697

CASH AND CASH EQUIVALENTS,
 beginning of period                                  215,528     173,641
                                                      -------    --------
CASH AND CASH EQUIVALENTS, end of period             $159,071    $513,338
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


     The Consent Decree also stipulated that the EPA and NJDEP would receive 100% of the net proceeds from the sale of certain of the company's Superfund site properties with the requirement that the Company first obtain A "letter of acceptance" from the EPA prior to the transfer of property deeds and in addition, the EPA and NJDEP would receive 60% of the net rental income derived from the properties subject to claim from the date of execution of the settlement (March 2003) until the three properties are sold. One of the properties was sold in November 2004 for $90,000 and the net proceeds apportioned 90% to the EPA and 10% to the NJDEP. The remaining two parcels have pending purchase agreements.

Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     For the nine-month period ended December 31, 2004, Technology
General Corporation and subsidiary had consolidated revenues of $1,529,299 and net loss of $114,311. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

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

Item 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUIED)




     The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current nine-month period amounted to $232,463 and $204,176 respectively, for a total of $436,639. The comparable sales for the nine-month period ending December 31, 2003 were $284,172 for Eclipse and $300,924 for Clawson for a total of $585,096. The 2004 nine-month combined sales decreased $148,457 compared to the 2003 nine-month total.

     The Precision Metalform Division reported sales for the nine-months ended December 31, 2004 and 2003 of $399,224 and $410,536 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

     Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current nine-month period were $113,915 and for the same period in 2003 were $106,313 resulting in an increase of $7,602.

     Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to three (3) industrial tenants and three (3) commercial tenants. Total rental revenue for the nine-months ended December 31, 2004 amounted to $531,258 an increase of $29,278 compared to the nine-months ended December 31, 2003 of $501,980. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

     The  company's  Wildcat  Properties  owns a 24,000  square foot  industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property had been fully restored and is presently occupied by one (1) tenant. Total revenues generated at this facility for the nine-months ended December 31, 2004 were $48,263 compared to $48,509 for the nine-months ended December 31, 2003, a decrease of $246. Sale of this property, with net proceeds going to the EPA and NJDEP, is expected to generate over $600,000 toward the settlement agreement before selling expenses and legal closing costs.

LIQUIDITY

   As of December 31, 2004, current assets amounted to $639,461 and current liabilities totaled $389,164, reflecting a working capital of $250,297 and a current ratio of 1.6 to 1. There was a negative cash flow of $56,457 for the current nine-month period due to the net loss of $114,311.

RESULTS OF OPERATIONS

     PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $835,863 for the nine-month period ended December 31, 2004.

     RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 2004 amounted to $693,436 an increase of $30,154 over the same period for December 31, 2003.

     GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2004, was 45.0 percent.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 52.0 percent for the nine-months ended December 31, 2004.

     INTEREST.  Total interest expense for the nine-months ended
December 31, 2004 amounted to $86,127 of which $84,219 is reflected under "Cost of Rentals" and the remainder of $1,908 is shown as a separate line item within "Other Income (Expense)".

     NET INCOME/LOSS.  The net loss for the nine-months ended
December 31, 2004 amounted to $114,311 and the net loss for the comparable 2003 nine-month period was $34,234.

                             SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 10, 2005             TECHNOLOGY GENERAL CORPORATION




       BY:./s/ Charles J. Fletcher
          ------------------------
               Charles J. Fletcher
               President, Chief Executive Officer
               Chairman of the Board






       BY:./s/ Helen S. Fletcher
          ----------------------
               Helen S. Fletcher
               Secretary/Treasurer