Form 10KSB
period 2005-03-31
TECHNOLOGY GENERAL CORP
filed 2005-10-11
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (X) Annual Report Pursuant to Section 13 or 15 (d)of the
                      Securities and Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2005

                ( ) Transition Report Under Section 13 0r 15 (d)
                   Of the Securities and Exchange Act of 1934

              For the transition Period From 4/01/2004 to 3/31/2005

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

                State Registrant's Revenues for Most Fiscal Year:
                                   $2,105,949

     State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005 based on the closing bid on such day of $.05 $142,191


Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2005:

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

In addition, Transbanc International Investors Corporation, a wholly owned real-estate holding subsidiary is the owner of several industrial properties located in the Borough of Franklin, New Jersey. Two of these properties provided for a 115,000 sq. ft. industrial building located on 12.5 acres and the other provides for company executive offices and industrial buildings on 43 acres. In addition, Transbanc is the owner of 103 acres of undeveloped farm land that is seeking the development of a major senior citizen housing complex.

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures a variety of products, including spray coating systems and industrial air-driven And electric mixers. Their spray coating systems are used mainly for coating industrial products and the industrial mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels, restaurants and cruise liners and the like.
Transbanc International Investors Corporation ("Transbanc"), a wholly owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to industrial tenants.

Division Operations

The three (3) manufacturing divisions, Precision Metalform, Eclipse Systems and Clawson Machine all operate from Technology General (Tech Gen)industrial complex located in Franklin, New Jersey. The corporate offices of Transbanc also are located at the administrative facilities of Tech Gen.

Employees

As of March 31, 2005, the Company had approximately twenty-five (25) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

Discussion of Divisions

1.  Precision Metalform Division

Current sales for the fiscal year end March 31, 2005 were $655,050, a decrease of $29,639 from the previous fiscal year sales of $684,689.

2.  Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2005 were $258,885, a decrease of $42,381 (14%) from the 2004 fiscal year's sales of $301,266. The decrease is attributable to the partial economic slowdown in the industries serviced by our products. The implementation of a new marketing strategy in 2004 has begun to show signs of significantly improving the effects of the 9/11 economic downturn. At the anticipated rate of change, with respect to previous years, the upcoming fiscal year can produce positive net earnings for the parent company. With continued manufacturing of specialized mixers, now approximately 65% of mixer sales, profitability is increased through direct end user sales thus avoiding distributor discounting. Sales improved slightly of our standard mixer line and is expected to improve slightly the same in the next twelve months. In addition, we are currently developing customized models for our mixer line, providing additional sales to an existing marketplace.

Eclipse Systems has maintained modest sales over the past year, despite an industry drop in purchasing. Eclipse Systems has brought back two of its previously discontinued spray guns. The Gat and G-6 guns are specialized industrial grade spray guns. The ruggedness and reliability of these two models set the industry standard for years. Import models in recent years have stabilized the sales of the Gat and G-6. With renewed interest, specifically from the U.S. Government and "Buy America", the Gat and G-6 have been reinstated into the spray gun line.

3.  Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant industries. Sales for the fiscal year ended March 31, 2005 decreased $59,820 to $259,828 from the March 31, 2004 figure of $319,648. This 19% decrease in sales is attributable to the drop in restaurant and hotel revenues, current market forecasts show increasing revenues in the near future in these areas. This will result in upward sales of ice crushers and ice shavers in the upcoming year. Ice crusher sales are anticipated to improve by 15-20%.

Division Marketing

1.  Precision Metalform Division

The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or web-site and is generally known through information provided by the Writing Instruments Association. The company's new web-site is expected to seek out deep drawn products from the electronic and medical fields of endevor.

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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended March 31, 2005 reflects a net loss of $11,650 as compared to a net income of $30,380 for the fiscal year ended March 31, 2004, a decrease of $42,030.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues were $151,887 for the current year, an increase of $9,205 above March 31, 2004.

The Aero Division generated $57,876 in rental income during this fiscal year before the rental property was sold in accordance with a Consent Decree, which settled environmental claims by the US EPA and NJDEP.

A portion of this property consisting of 8.33 acres was sold during November 2004 for a gross sales price of $90,000 with all net proceeds being distributed to the EPA and the NJDEP.

As a consequence of the above transaction, the Aero Division incurred an expense of $72,571 on its divisional income statement for the fiscal year March 31, 2005 and a resultant net loss for the division of $37,051 after the parent company allocation of expenses.

In April 2005, the Company was required to sell off the industrial building and land for a gross sales price of $400,000 in order to partially satisfy the terms of the Consent Decree.

This latter transaction will be reflected on the financial statements of the quarter ended June 30, 2005.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from eight
(8) industrial tenants. Current rental revenues were $722,423, an increase of 8% percent or $54,576 when compared to the March 31, 2004 fiscal year revenues of $667,847.

The rental revenues generated by Technology General, Wildcat Property, and Transbanc totaled $932,186 for this fiscal year, a six (6) percent increase over rental revenues of $875,678 for the fiscal year 2004.

The Company has settled all environmental claims by the EPA and NJDEP against a former site occupied in the early 1960's and 1970's (see Item 3 for further details). The Consent Decree required an initial payment of $120,000 and four
(4) annual subsequent payments of $100,000 with a fifth and final installment of $80,000 for a total of $600,000. Additionally, the site must be sold with all net proceeds of sale distributed to the EPA and NJDEP within one year after entry of the Decree.

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

Significant Customers

For the year ended March 31, 2005, the Clawson Machine Division had sales of $68,413 to two (2) major customers; The Cincinnati Ice Co., and Seaking International which together accounted for 26 percent of the total sales of $259,828. One major customer, JGILS, accounted for 10 percent of Eclipse Systems Division's total sales of $258,885. The balance of sales are widely distributed among the Division's varied customers.

The Precision Metalform Division has two customers which together represent 39 percent of Precision Metalform's total sales of $655,050. Accutec Inc. represents 20 percent and Sheaffer Pen represents 19 percent of Precision's total annual sales. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2          DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is presently leased by two (2) tenants and is expected to generate $140,000 in rental revenues for the fiscal year ended March 31, 2006. A residence within the industrial park is leased to a tenant for an annual rent of 12,000.

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

The Company's Wildcat Properties owned a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property was fully restored and subsequently sold during April 2005 with all sales proceeds being distributed to the EPA and the NJDEP.

ITEM 3      LEGAL PROCEDURES

Environmental Matters

The Company (in March 2003) has settled a complaint brought by the USEPA and NJDEP relating to toxic chemical contamination at a former manufacturing site. Under terms of the Consent Decree, the Company agreed to pay the EPA and NJDEP a combined total of $600,000. The Company has previously disbursed $320,000, leaving a balance of $280,000 comprised of $246,087 principal and $33,913 interest. These amounts will be paid in three annual installments; two at $100,000 each due March 2006 and March 2007 and the final installment of $80,000 is due March 2008. The $280,000 is shown as a long-term liability on the Balance Sheet.

Further, the Company was required to sell off its Superfund site within one year whereby 100% of the net proceeds will be paid to the EPA and DEP on a 90% - 10% basis. As of March 31, 2005, one site consisting of 8.33 acres was sold in November 2004 with the net proceeds being distributed to the EPA and NJDEP. All accounting aspects of this transaction are reflected in the current financial statements.

Subsequent to March 31, 2005, a second site consisting of an industrial building and 7 acres was sold for a gross contract price of $400,000; the net proceeds being transferred to the EPA and NJDEP in accordance with terms of the Consent Decree. All accounting matters as a result of this transaction will be disclosed on the financial statements of June 30, 2005.

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


Fiscal Year Ended March 31, 2005          Common Stock Bid
                                            High      Low
First quarter ended June 28, 2004            .14      .04
Second quarter ended September 30, 2004      .14      .14
Third quarter ended December 31, 2004        .14      .04
Fourth quarter ended March 31, 2005          .05      .04

Fiscal Year Ended March 31, 2004           Common Stock Bid
                                            High      Low

First quarter ended June 29, 2003            .07      .06
Second quarter ended September 28, 2003      .06      .05
Third quarter ended December 31, 2003        .07      .06
Fourth quarter ended March 29, 2004          .07      .04

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2005 was 423. As of March 31, 2005 the number of holders of Common Stock Class A was 12.

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

Liquidity and Capital Resources

Working capital at March 31, 2005 was $364,636 and the current ratio was 2.13 to
1. Working capital increased $77,302 from that of last year.

Net cash provided by operations for the fiscal year ended March 31, 2005 amounted to $110,526 a decrease of $60,051 from that of March 31, 2004.

Results of Operations (consolidated)

The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 2005 and March 31, 2004. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

                                         2005          2004
Revenues:
 Product Sales                       $1,173,763     $1,305,604
 Rental Income                          932,186        875,678
                                     ----------     ----------
                                      2,105,949      2,181,282
Costs and Expenses
 Cost of Product Sales                  646,200        742,299
 Cost of Rentals                        400,093        403,040
 Selling, General, Administrative     1,014,214      1,083,679
                                     ----------      ---------
                                      2,060,507      2,229,018
                                     ----------      ---------
Income (Loss) from Operations            45,442        (47,736)
Other Income (Loss)                     (56,592)        79,306
                                     ----------      ---------
Income (Loss) Before Income Taxes       (11,150)        31,570
Income Taxes                                500          1,190
                                     ----------      ---------
Net Income (Loss)                     $ (11,650)     $  30,380
                                     ==========      =========
Basic and Diluted Gain (Loss) per
Common Shareholders                   $  (0.002)     $   0.005
                                     ==========      =========
Current Ratio                              2.13           1.83
Weighted Average Number of Common    ==========      =========
Shares Outstanding Used in Computing
Basic and Diluted Earnings (Loss)
Per Common Share                       5,943,75      5,943,751
                                     ==========      =========

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 (see Description of Business- Discussion of Divisions)

Technology General Corporation generated consolidated revenues of $2,105,949 and $2,181,282 for the fiscal years ended March 31, 2005 and 2004 respectively. The three manufacturing divisions sales for 2005 were $1,173,763, a decrease of $131,841 when compared to 2004 product sales of $1,305,604. The Clawson Machine Division sales decreased $59,820 or 19 percent from $319,648 in 2004 to $259,828 for the fiscal year ended March 31, 2005. The Precision Metalform Division sales decreased $29,689 or 4 percent to $655,050 from the previous year's sales of $684,689. The Eclipse Systems Divisions sales for the current fiscal year were $258,885, a decrease in sales of $42,383 or 14 percent from the previous year's sales of $301,268.

Rental revenues increased $56,508 to $932,186 for the current fiscal year compared to the previous fiscal year of $875,678. The Wildcat Property recorded a decrease in rental revenues of $7,272 to $57,876 for 2005 compared to $65,148 in 2004. Technology General's rental revenues increased to $151,887 for the fiscal year ended March 31, 2005 from $142,682 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $722,423, an increase of $54,575 over that of the fiscal year ended March 31, 2004.

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

The current fiscal year's net income from the Company's rental entities after management fees but before income taxes totaled $9,148, an increase of $52,695 compared to the previous fiscal year's net income of $61,843.

ITEM 7     FINANCIAL STATEMENTS

See index to Financial Statements attached hereto.

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

ITEM 10         EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2005 to each of the named executive officers of the Registrant.

Executive Capacity

Name                            Position
Charles J. Fletcher   President, Chairman of the Board
Helen S. Fletcher     Secretary/Treasurer, Director
Ryan Barbulescu       Director, President Eclipse/Clawson Divisions

Compensation
Name of Individual or Group  Capacity in Which Served
Charles J. Fletcher          President/Chairman of the Board

Cash Compensation $172,308
No other executive officer received compensation in excess of $100,000.

1. None of the executive officers have employment agreements with the Company.

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2005 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

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

                                     Page13

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

*Incorporated herein by reference to Registrant's Registration Statement on S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

    None



SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 6th day of October, 2005.

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


Date: 10/6/05

                         TECHNOLOGY GENERAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                               ACCOUNTANTS' REPORT

                                 MARCH 31, 2005
                                   (UNAUDITED)

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

       CONSOLIDATED STATEMENTS OF CASH FLOWS                F-5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-6 - F-16

                               ACCOUNTANTS' REPORT




The Board of Directors and Stockholders of Technology General Corporation


I have compiled the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2005, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Technology General Corporation and Subsidiary.





Donald T. Sienkiewicz
Franklin, New Jersey
September 29, 2005

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $158,906
 Accounts receivable, net of allowance for
  doubtful accounts of $5,700                          276,488
 Inventories                                           241,532
 Prepaid expenses and other current assets              10,616
                                                      --------
               Total current assets                           $  687,542

PROPERTY, PLANT AND EQUIPMENT, net                             1,794,710
OTHER ASSETS:
 Goodwill, less accumulated amortization
  of $66,117                                            12,468
 Other                                                  13,912
                                                      --------
                                                                  26,380
                                                              ----------
                                                              $2,508,632
                                                              ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Long-term debt, current portion                     $  65,500
 Accounts payable                                      142,150
 Accrued expenses and other current liabilities        115,256
                                                       --------
         Total current liabilities                            $  322,906

LONG-TERM LIABILITIES:
 Long-term debt, less current portion                1,922,251
 Security deposits                                      63,226
                                                      --------
                                                     1,985,477
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 1 vote per share,
 authorized 30,000,000 shares, issued 5,886,228
 shares, outstanding 5,811,912 shares                    5,886
 Class A common
 stock, $.001 par value,
 .1 vote per share, authorized 15,000,000 shares,
 issued and outstanding 131,839 shares                     132
 Capital in excess of par value                      2,421,124
 Accumulated deficit                                (2,217,062)
                                                    ----------


 Less treasury stock, at cost, 74,316 shares            (9,831)
                                                    ----------
         Total stockholders' equity                              200,249
                                                                --------
                                                              $2,508,632
                                                             ===========
           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2005 and 2004
                                   (UNAUDITED)

                                               2005               2004
                                              -----              -----
REVENUES:
 Product sales                            $1,173,763         $1,305,604
 Rentals                                     932,186            875,678
                                           ---------          ---------
                                           2,105,949          2,181,282
                                           ---------          ---------
COSTS AND EXPENSES:
 Cost of product sales                       646,200            742,299
 Cost of rentals, including
  interest expense of $115,774
  and $119,860 in 2005 and
  2004, respectively                         400,093            403,040
 Selling, general and
  administrative expenses                  1,014,214          1,083,679
                                           ---------          ---------
                                           2,060,507          2,229,018
                                          ----------         ----------
INCOME(LOSS) FROM OPERATIONS                  45,442            (47,736)
                                          ----------         ----------
OTHER INCOME (EXPENSE):
 Interest income                               7,539                723
 Interest expense                             (3,150)            (2,914)
 Other                                       (25,806)             2,744
 Insurance recoveries                              0             78,753
 EPA and DEP Settlement Charges              (72,572)                 0
 Gain on Disposal of Asset                    37,397                  0
                                            --------            -------
                                             (56,592)            79,306
                                            --------            -------

INCOME (LOSS) BEFORE INCOME TAXES            (11,150)            31,570

INCOME TAXES                                     500              1,190
                                            --------            -------
NET INCOME (LOSS)                         $  (11,650)         $  30,380
                                             =======           ========
BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                          $   (0.002)         $   0.005
                                            ========           ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES USED IN
COMPUTING BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                    5,943,751          5,943,751
                                           =========          =========


           See accompanying notes to consolidated financial statements

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED MARCH 31, 2005 and 2004
                                  (UNAUDITED)

                                                   Class A
                              Common Stock       Common Stock      Capital in                     Treasury Stock
                            -----------------   --------------      Excess of     Accumulated     ---------------
                              Shares    Amount  Shares    Amount    Par Value      Deficit         Shares    Amount      Total
                             -------    ------  ------    ------    ---------   ------------      --------   ------  ----------

BALANCES, March 31, 2003    5,886,228  $5,886   131,839    $132    $2,421,124   $(2,235,792)       74,316   $(9,831)   $181,519


NET INCOME                                                                           30,380                              30,380
                           ----------  -----    -------   ------    ---------    -----------     --------  --------   ---------
BALANCES, March 31, 2004    5,886,228   5,886   131,839     132     2,421,124    (2,205,412)       74,316    (9,831)    211,899


NET LOSS                                                                            (11,650)                            (11,650)
                            ---------  ------   -------    ----    ----------  -------------      -------  --------   ---------
BALANCES,  March 31, 2005   5,886,228  $5,886   131,839    $132    $2,421,124   $ (2,217,062)      74,316   $(9,831)   $200,249
                            =========  ======   =======    ====    ==========  =============      =======  ========    ========


           See accompanying notes to consolidated financial statements
                                       F-4

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEARS ENDED MARCH 31, 2005 and 2004
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:            2005           2004
                                                -----          -----
 Net Income (loss)                            $ (11,650)    $  30,380
 Adjustments to reconcile net income (loss)
 to net cash  provided by (used in)
 operating activities
  Depreciation                                  112,346       137,460
  Increase (decrease) in cash attributable to
  changes in operating assets and liabilities:
   Accounts receivable                          (55,612)       92,415
   Inventories                                   15,087        25,313
   Prepaid expenses and other current assets      7,179         3,689
   Other assets                                   9,095         4,522
   Accounts payable                              32,135       (30,660)
   Accrued expenses and other current
     liabilities                                 12,933       (92,542)
  Security deposits                             (10,987)            -
                                                -------       -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          110,526       170,577
                                                -------       -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Purchases of property, plant, and equipment   (213,212)            0
 Sale of property, at cost                       35,174         2,907
                                                --------     --------
                                               (178,038)        2,907
                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt       254,250        60,000
 Principle payments on long-term debt          (243,360)     (191,597)
                                                --------      --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            10,890      (131,597)
                                                --------      --------
NET INCREASE (DECREASE) IN CASH                 (56,622)       41,887

CASH, beginning of year                         215,528       173,641
                                               --------      --------
CASH, end of year                              $158,906      $215,528
                                               ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid during the year
for interest                                   $114,764      $118,688
                                               ========      ========

           See accompanying notes to consolidated financial statements
                                       F-5

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -  NATURE OF BUSINESS:

Technology General Corporation is a manufacturer of deep-drawn metal-formed products, a manufacturer of ice crushing and shaving equipment and a manufacturer and distributor of spray coating and industrial mixer systems, and sells its products to a wide variety of users primarily throughout the United States. Its subsidiary (Transbanc International Investors Corporation) owns and leases to various tenants a 115,000 square foot commercial building and leases approximately 25,000 sq. ft. to two additional tenants in its corporate complex.

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31,2005 and 2004 were the same.

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - INVENTORIES:

Inventories consist of the following at March 31, 2005:

  Purchased parts and raw materials                   $157,656
  Work-in-progress                                      13,647
  Finished goods                                        70,229
                                                       -------
                                                      $241,532
                                                      ========

NOTE 4 -    PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2005:

           Land                                     $  330,139
           Building and improvements                 4,063,502
           Land improvements                           412,529
           Machinery and equipment                   1,593,107
           Office furniture and equipment              198,899
           Transportation equipment                     97,331
                                                     ----------
                                                     6,695,507
  Less accumulated depreciation and amortization     4,900,798
                                                     ----------
                                                    $1,794,709
                                                    ===========

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

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -  LONG-TERM DEBT:

      The following is a summary of long-term debt at March 31, 2005:


      Mortgage note payable in monthly installments
      of $13,855, including interest at 8.47% per annum,
      through October 15, 2007, at which time the
      remaining principal balance is due, and
      collateralized by first mortgages on the
      Company's real estate holdings and the assignment
      of leases and rents from its rental operations        $1,289,001

      A second mortgage note payable has been secured
      from the Sussex Bank with interest only due monthly
      at currently 7.75%. This lien is junior to the
      above lien of The Bank of New York. The principal
      balance is due October 30, 2010.                         285,750

      The Sussex Bank has provided a line of credit to
         the Company collateralized by an assignment of lease.
         Interest is computed at 1 1/2% over prime.              5,500

      Estimated professional fees accrued for past
      legal services                                           127,500

      Balance payable to the EPA and NJDEP (see Note 10)
      including interest at 3.35% per annum due in three
      annual installments; two payments of $100,000 each due
      March 2006 to 2007 and the remaining payment
      of $80,000 due March 2008.                               280,000
                                                            ----------
                                                             1,987,751
     Less current portion                                       65,500
                                                              --------

                                                            $1,922,251
                                                            ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - LONG-TERM DEBT (CONTINUED):



     Future aggregate principal maturities by year are as follows:

              Year ending March 31:


              2006                                         $  157,629
              2007                                            161,952
              2008                                            146,272
              Thereafter                                    1,521,898
                                                            ---------
                                                           $1,987,751
                                                           ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2005:


                                Payroll and related        $ 10,999
                                Interest                      9,098
                                Deferred rental income       73,200
                                Other                        21,959
                                                           --------
                                                           $115,256
                                                           ========


NOTE 7 - LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2005 are as follows:

              Year ending March 31:

                  2006                                   $  727,622
                  2007                                      491,133
                  2008                                      137,964
                  2009                                       22,600
                  2010                                       18,000
                                                           --------
                                                         $1,397,319
                                                         ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -    INCOME TAXES:


The following table summarizes the significant differences between the Federal statutory income tax rate and the Company's effective tax rate.

                                                      2005        2004
                                                     -----       -----
           Federal statutory rate                   (34.00)%    (34.00)%
           State rate, net of federal tax benefit    (6.00)      (6.00)
           Change in valuation allowance and other   40.00       40.00
                                                    ------     -------
                                                         - %         - %
                                                  ========     =======


The components of the Company's deferred tax assets and liabilities are as follows at March 31, 2005:

                                        Federal      State       Total
                                        -------      -----      -------
     Tax benefit attributable to:
          Net operating loss          $457,000     $87,000     $544,000
          Lawsuit reserve               85,000      25,000      110,000
          Depreciation                  35,000      10,000       45,000
          Inventories and other         80,000      20,000      100,000
                                      --------     -------     --------
                                       657,000     142,000      799,000

          Less valuation allowance     657,000     142,000      799,000
                                     ---------     -------     --------
                                     $       -    $      -     $     -
                                     =========     =======     ========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 -    INCOME TAXES (CONTINUED):

At March 31, 2005, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1,475,000 and $1,000,000, respectively, which expire beginning in 2007.


NOTE 9 -    SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


Information relative to the Company's business segments is as follows:

                                                  Years Ended March 31,
                                                  ---------------------
                                                    2005          2004
                                                  -------       -------
     Revenues:
      Deep-drawn metal-formed products         $   655,050   $  684,689
      Spray coating and industrial mixer systems   258,885      301,268
      Ice crushing and shaving equipment           259,828      319,647
      Rental                                       932,186      875,678
                                                 ---------   ----------
                                                $2,105,949   $2,181,282
                                                ==========    =========

                                                 Years Ended March 31,
                                                 ---------------------
                                                    2005         2004
                                                   ------       -----
         Operating profit (loss):
          Deep-drawn metal-formed products     $ 182,363     $ 199,262
          Spray coating and industrial
          mixer systems                           17,180        15,638
          Ice crushing and shaving equipment      40,156        35,662
          Rental                                 344,583       291,331
                                                --------     ---------
                                                 584,282       541,893
    Less unallocated general corporate charges  (538,840)     (589,629)
                                                --------      --------
                                               $  45,442     $ (47,736)
                                               ==========    ==========

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 NOTE 9 -   SEGMENT INFORMATION (CONTINUED):

                                                         March 31,
                                                           2005
                                                         --------
  Identifiable assets:
   Deep-drawn metal-formed products                    $  357,182
   Spray coating and industrial mixer systems              97,267
   Ice crushing and shaving equipment                      77,424
   Rental                                               1,350,012
   General corporate                                      626,747
                                                       ----------
                                                       $2,508,632
                                                       ==========

                                              Years Ended March 31,
                                               -------------------
                                                2005         2004
                                               -----        -----
  Depreciation and amortization:
   Deep-drawn metal-formed products         $ 24,880     $ 22,930
   Spray coating and industrial
   mixer systems                                   0        3,185
   Ice crushing and shaving equipment            862        1,358
   Rental                                     56,749       71,290
   General corporate                          29,855       38,697
                                             -------      -------
                                            $112,346     $137,460
                                            ========     ========


                                             Years Ended March 31,
                                             ---------------------
                                              2005           2004
                                              ----           ----
   Capital additions (deletions):
    Deep-drawn metal-formed products        $ 69,206            -
    Spray coating and industrial
     mixer systems                                 -            -
    Ice crushing and shaving equipment         1,575            -
    Rental                                    79,825            -
    General corporate                         27,432       (2,907)
                                            --------     --------
                                            $178,038    $  (2,907)
                                            ========     ========

                 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 9 -  SEGMENT INFORMATION (CONTINUED):

The Company's deep-drawn metal-formed products segment had sales to two major customers in 2005 and 2004 of approximately $257,229 and $227,000,respectively. The spray coating and industrial mixer systems segment had sales to one major customers of approximately $30,000 and $35,000 in 2005 and 2004. The ice crushing machines segment had sales to two major customers in 2005 of $71,000 and three major customers in 2004 of $76,000 in 2005.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers of $109,000 in 2005 and purchases of $122,000 in 2004 from two major vendors. The spray coating and industrial mixer systems segment had purchases from one major supplier of approximately $33,000 and $33,000 in 2005 and 2004, respectively. The ice crushing machines segment had purchases from three major suppliers in 2005 and 2004 of approximately $60,000 and $88,000, respectively.

The Company derived rental income from two major tenants during 2005 and 2004 of approximately $622,015 and $586,000, respectively.

NOTE 10 -   COMMITMENTS AND CONTINGENCIES:

The Company has settled a suit brought by the United States Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP) relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company.

Under the terms of the Consent Decree, the EPA and the NJDEP are to receive a combined total of $600,000; in June 2003 the Company disbursed $60,000 to the EPA and $60,000 to the NJDEP leaving a balance of $480,000. The $480,000 is to be paid in annual installments commencing March 2004,$100,000; March 2005, $100,000; March 2006, $100,000; March 2007, $100,000, and March 2008 the
remaining $80,000. The first and second installments of $100,000 each were disbursed in March 2004 and March 2005 leaving a remaining balance due of $280,000, which is shown on the financial statements as "long term debt" (see
Note 5).

The Consent Decree also stipulated that the EPA and NJDEP would receive 100% of the net proceeds from the sale of certain of the Company's Superfund site properties.

                  TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the fiscal year ended March 31, 2005, the Company sold one site consisting of 8.33 acres of land in accordance with the Consent Decree. The property was sold for a gross price of $90,000 with the EPA netting $65,314 and the NJDEP receiving $7,257 from the proceeds of the sale.

The financial impact on the Company's Statement of Earnings resulting from the alone transaction was to incur an expense of $72,572 shown as "EPA and DEP Settlement Charges" and income of $37,397 shown as "Gain on Disposal of Asset" which is under "Other Income (Expense).

The net effect of the above event resulted in the Company showing a net loss of $11,650 for the fiscal year ended March 31, 2005.

Subsequent to this fiscal year and in accordance with the Consent Decree, the Company sold off a parcel containing 7 acres of land with an industrial building for a gross sale price of $400,000 during April 2005. This transaction resulted in the EPA netting $320,743 and the NJ DEP receiving their share of $35,638. The financial impact on the Statement of Earnings will be shown in the coming fiscal year.





























                                       F17