Form 10QSB
period 2005-06-30
TECHNOLOGY GENERAL CORP
filed 2005-12-21
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB Quarterly or Transitional Report

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 2-97732

TECHNOLOGY GENERAL CORPORATION
(Exact name of Small Business Issuer in its charter)

New Jersey	22-1694294
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Cork Hill Road, Franklin, New Jersey	07416
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (973) 827-4143

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

As of June 30, 2005, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

TECHNOLOGY GENERAL CORPORATION

INDEX

PAGE NO.
Part 1. Financial Information

Item 1. Consolidated Financial Statement (unaudited)

Consolidated Balance Sheet - June 30, 2005	3

Consolidated Statement of Operations For the three months ended June 30, 2005, and 2004	4

Consolidated Statement of Cash Flows For the three months ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	7-9

Signatures	10

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
June 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$125,159
Accounts receivable, net of allowance for doubtful accounts of $5,700	275,923
Inventories	251,046
Prepaid expenses and other current assets	9,076
Total current assets	661,204

PROPERTY, PLANT AND EQUIPMENT, net	1,620,102

OTHER ASSETS, NET	24,367
$2,305,673

LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES:
Current maturities of long-term debt	$ 159,957
Accounts payable and accrued expenses	202,657
Total current liabilities	362,614

LONG - TERM DEBT:
Long-term obligations, net of current maturities	1,833,423
Security deposits	59,644
Total long - term debt	1,893,067

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1 vote per share, authorized 30,000,000 shares, issued 5,886,228 shares, outstanding 5,811,912 shares	5,886
Class A common stock, $.001 par value, .1 vote per share, authorized 15,000,000 shares, issued and outstanding 131,839 shares	132
Capital in excess of par value	2,421,124
Accumulated deficit	(2,367,319)
59,823

Less treasury stock, at cost, 74,316 shares	(9,831)
Total stockholders' equity	49,992
$2,305,673

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

REVENUES:
Product sales	$300,213	$278,816
Rentals	219,002	225,881
	519,215	504,697

COSTS AND EXPENSES:
Cost of product sales	165,316	181,008
Cost of rentals	96,116	96,902
Selling, general and administrative expenses	245,222	274,087
	506,654	551,997

INCOME (LOSS) FROM OPERATIONS	12,561	(47,300)

OTHER INCOME (EXPENSE):
Interest expense	(136)	(436)
Interest and Dividend Income	61	79
Miscellaneous income (expense)	(8,320)	291
EPA and DEP settlement	(154,422)	-
	(162,817)	(66)

LOSS BEFORE INCOME TAXES	(150,256)	(47,366)
INCOME TAXES	-	-
NET (LOSS)	(150,256)	($47,366)

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($150,256)	($47,366)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,185	24,649
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	565	7,066
Inventories	(9,514)	10,479
Prepaid expenses and other current assets	1,540	(18,786)
Other assets	2,013	2,304
Accounts payable and accrued expenses	(54,749)	(9,717)
Security deposits	(3,582)	-

NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES	(193,798)	(31,371)

NET CASH USED IN INVESTING ACTIVITIES:
Sale (Purchases) of property, plant, and equipment, net	154,422	(3,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(14,371)	(37,546)
Increase in long-term debt	20,000	-

NET CASH USED IN FINANCING ACTIVITIES	5,629	(37,546)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,747)	(72,067)

CASH AND CASH EQUIVALENTS, beginning of period	158,906	215,528

CASH AND CASH EQUIVALENTS, end of period	$125,159	$143,461

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMMITMENTS AND CONTINGENCIES

The Company (in March 2003) has settled a complaint brought by the USEPA and NJDEP relating to toxic chemical contamination at a former manufacturing site. Under terms of the Consent Decree, the Company agreed to pay the EPA and NJDEP a combined total of $600,000. The Company has previously disbursed $320,000, leaving a balance of $280,000 comprised of $246,087 principal and $33,913 interest. These amounts will be paid in three annual installments; two at $100,000 each due March 2006 and March 2007 and the final installment of $80,000 is due March 2008. The $280,000 is reflected on the Balance Sheet as short-term debt of $100,000 and long-term obligations $180,000.

The Consent Decree also stipulated that the EPA and NJDEP would receive the net proceeds from the sale of the company’s Superfund site properties. As of June 30, 2005, one site consisting of 8.33 acres of land was sold in November 2004 for the contract sales price of $90,000 and a second parcel consisting of land and building were sold for a contract sales price of $400,000 in April 2005.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the three-month period ended June 30, 2005, Technology General Corporation and subsidiary had consolidated revenues of $519,215 and net loss of $150,256. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to two tenants.

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

The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current three-month period amounted to $80,805 and $63,923 respectively, for a total of $144,728. The comparable sales for the three-month period ending June 30, 2004 were $81,615 for Eclipse and $55,021 for Clawson for a total of $136,636. The 2005 three-month combined sales increased $8,092 compared to the 2004 three-month total.

The Precision Metalform Division reported sales for the three-months ended June 30, 2005 and 2004 of $155,484 and $142,180 respectively. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current three-month period were $38,047 and for the same period in 2004 were $37,972 resulting in virtually no change.

Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to four (4) industrial tenants and three (3) commercial tenants. Total rental revenue for the three-months ended June 30, 2005 amounted to $180,955, an increase of $9,686 compared to the three-months ended June 30, 2004. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

LIQUIDITY

As of June 30, 2005, current assets amounted to $661,204 and current liabilities totaled $362,614, reflecting a working capital of $298,590 and a current ratio of 1.82 to 1. There was a negative cash flow of $33,747 for the current three-month period due mainly to the net loss of $150,256.

RESULTS OF OPERATIONS

PRODUCT SALES. Technology General Corporation's manufacturing Segment generated sales of $300,213 for the three-month period ended June 30, 2005.

RENTAL SALES. Total consolidated rental billings for the three-month period ended June 30, 2005 amounted to $219,002 a decrease of $6,879 over the same period for June 30, 2004.

GROSS MARGIN. The consolidated gross profit margin for the three-months ended June 30, 2005, was 50 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 47 percent for the three-months ended June 30, 2005.

INTEREST. Total interest expense for the three-months ended June 30, 2005 amounted to $27,330 of which $27,194 is reflected under "Cost of Rentals" and the remainder of $136 is shown as a separate line item within "Other Income Expense)".

NET INCOME/LOSS. The net loss for the three-months ended June 30, 2005 amounted to $150,256 which was due mainly to the settlement with the EPA and NJDEP wherein land and building with an original cost plus improvements totaling $465,000 were sold for $400,000, all proceeds going to the Federal and New Jersey governments. The net loss for the comparable 2004 three month period was $47,366.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 21, 2005	TECHNOLOGY GENERAL CORPORATION

BY: /s/Charles J. Fletcher
Charles J. Fletcher President, Chief Executive Officer Chairman of the Board

BY: /s/Helen S. Fletcher
Helen S. Fletcher Secretary/Treasurer