Form 10QSB
period 2005-09-30
TECHNOLOGY GENERAL CORP
filed 2006-03-20
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB Quarterly or Transitional Report

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of September 30, 2005, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

TECHNOLOGY GENERAL CORPORATION

INDEX

PAGE NO.
Part 1. Financial Information

Item 1. Consolidated Financial Statement (unaudited)

Consolidated Balance Sheet - September 30, 2005	3

Consolidated Statement of Operations For the six months ended September 30, 2005, and 2004	4

Consolidated Statement of Cash Flows For the six months ended September 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	7-9

Signatures	10

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$122,259
Accounts receivable, net of allowance for doubtful accounts of $5,700	298,938
Inventories	304,355
Prepaid expenses and other current assets	4,119
Total current assets	709,671

PROPERTY, PLANT AND EQUIPMENT, net	1,600,093

OTHER ASSETS, NET	22,353
$2,352,117

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 159,957
Accounts payable and accrued expenses	231,589
Total current liabilities	391,546

LONG - TERM DEBT:
Long-term obligations, net of current maturities	1,818,746
Security deposits	59,644
Total long - term debt	1,878,390

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, authorized 30,000,000 shares, issued 5,886,228 shares, outstanding 5,811,912 shares	5,886
Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and outstanding 131,839 shares	132
Capital in excess of par value	2,421,124
Accumulated deficit	(2,335,130)
92,012

Less treasury stock, at cost, 74,316 shares	(9,831)
Total stockholders' equity	82,181
$2,352,117

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Six Months Ended September 30
	2005	2004	2005	2004

REVENUES:
Product sales	$321,683	$212,908	$621,896	$491,724
Rentals	219,248	236,966	438,250	462,847
	540,931	449,874	1,060,146	954,571

COSTS AND EXPENSES:
Cost of product sales	175,822	136,354	341,138	317,362
Cost of rentals	85,083	94,683	181,199	191,585
Selling, general and administrative expenses	253,491	262,476	498,713	536,563
	514,396	493,513	1,021,050	1,045,510

INCOME (LOSS) FROM OPERATIONS	26,535	(43,639)	39,096	(90,939)

OTHER INCOME (EXPENSE):
Interest expense	(107)	(152)	(243)	(588)
Interest and Dividend Income	139	240	200	319
Miscellaneous income (expense)	5,621	513	(2,699)	804
EPA and DEP settlement	-	-	(154,422)	-
	5,653	601	(157,164)	535

NET INCOME (LOSS) BEFORE INCOME TAXES	32,188	(43,038)	(118,068)	(90,404)
INCOME TAXES	-	250	-	250
NET INCOME (LOSS)	$ 32,188	$ (43,288)	(118,068)	$ (90,654)

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Six Months Ended September 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (118,068)	$ (90,654)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,370	49,298
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(22,450)	22,609
Inventories	(62,823)	15,223
Prepaid expenses and other current assets	6,497	11,200
Other assets	4,027	4,171
Accounts payable and accrued expenses	(25,817)	53,117
Security deposits	(3,582)	(5,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(181,846)	59,964

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Underapreciated cost of property sold	154,422	-
Purchase of equipment	(175)	(121,897)
	154,247	(121,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(29,048)	(57,067)
Increase in long-term debt	20,000	46,500
NET CASH USED IN FINANCING ACTIVITIES	(9,048)	(10,567)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,647)	(72,500)

CASH AND CASH EQUIVALENTS, beginning of period	158,906	215,528

CASH AND CASH EQUIVALENTS, end of period	$122,259	$143,028

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

 The Consent Decree also stipulated that the EPA and NJDEP would receive the net proceeds from the sale of the company’s three Superfund site properties. As of September 30, 2005, one site consisting of 8.33 acres of land was sold in November 2004 for the contract sales price of $90,000 and a second parcel consisting of land and building was sold for a contract sales price of $400,000 in April 2005, leaving one property remaining consisting of 8+ acres.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six-month period ended September 30, 2005, Technology General Corporation and subsidiary had consolidated revenues of $1,060,145 and net loss of $118,068. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

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

The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current six-month period amounted to $137,754 and $175,982 respectively, for a total of $313,736. The comparable sales for the six-month period ending September 30, 2004 were $122,520 for Eclipse and $130,516 for Clawson for a total of $253,036. The 2005 six-month combined sales increased $60,700 compared to the 2004 six-month total.

The Precision Metalform Division reported sales for the six-months ended September 30, 2005 and 2004 of $308,159 and $238,687, an increase of $69,472. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current six-month period were $76,093 and for the same period in 2004 were $75,943 resulting in virtually no change.

Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to three (3) industrial tenants and three (3) commercial tenants. Total rental revenue for the six-months ended September 30, 2005 amounted to $362,156 an increase of $8,701 compared to the six-months ended September 30, 2004. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

The consolidated net loss of $118,068 for the six months ended September 30, 2005 was a result of the Company settlement with the EPA and NJDEP. A portion of the Consent Decree stipulated that a parcel of property be sold, the net proceeds accruing to the Federal and State governments. This transaction resulted in a net loss to the Company of $154,422, the undepreciated cost of the property (net book value). With the exception of this extraordinary item which is unrelated to operating activities, the Company would have shown a modest earnings figure of $36,000.

LIQUIDITY

 As of September 30, 2005, current assets amounted to $729,671 and current liabilities totaled $391,546, reflecting a working capital of $338,125 and a current ratio of 1.86 to 1. There was a negative cash flow of $36,647 for the current six-month period due to the net loss of $118,068. See net income/loss below.

RESULTS OF OPERATIONS

 PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $621,896 for the six-month period ended September 30, 2005. This compares favorably with the six month September 30, 2004 product sales figure of $491,724, a $130,172 across the board increase.

RENTAL SALES. Total consolidated rental billings for the six-month period ended September 30, 2005 amounted to $438,250 a decrease of $24,597 over the same period for September 30, 2004.

GROSS MARGIN. The consolidated gross profit margin for the six-months ended September 30, 2005, was 49 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 47 percent for the six-months ended September 30, 2005.

 INTEREST. Total interest expense for the six-months ended September 30, 2005 amounted to $54,324 of which $54,081 is reflected under "Cost of Rentals" and the remainder of $243 is shown as a separate line item within "Other Income (Expense)".

 NET INCOME/LOSS. The net loss for the six-months ended September 30, 2005 amounted to $118,068 which was due mainly to the settlement with the EPA and NJDEP wherein land and building with an original cost plus improvements totaling $465,000 were sold for $400,000, all proceeds going to the Federal and New Jersey governments. The net loss for the comparable 2004 six month period was $90,654.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2006	TECHNOLOGY GENERAL CORPORATION

BY: /s/Charles J. Fletcher
Charles J. Fletcher President, Chief Executive Officer Chairman of the Board

BY: /s/Helen S. Fletcher
Helen S. Fletcher Secretary/Treasurer