Form 10QSB
period 2005-12-31
TECHNOLOGY GENERAL CORP
filed 2006-05-04
CIK 768914

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB Quarterly or Transitional Report

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

As of December 31, 2005, the Registrant had 5,811,912 shares of Common Stock outstanding and 131,839 shares of Class A Common Stock outstanding.

TECHNOLOGY GENERAL CORPORATION

INDEX

PAGE NO.
Part 1. Financial Information

Item 1. Consolidated Financial Statement (unaudited)

Consolidated Balance Sheet - December 31, 2005	3

Consolidated Statement of Operations For the nine months ended December 31, 2005, and 2004	4

Consolidated Statement of Cash Flows For the nine months ended December 31, 2005 and 2004	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	7-9

Signatures	10

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$177,314
Accounts receivable, net of allowance for doubtful accounts of $5,700	165,883
Inventories	291,193
Prepaid expenses and other current assets	4,119
Total current assets	638,509

PROPERTY, PLANT AND EQUIPMENT, net	1,579,990

OTHER ASSETS, NET	73,951
$2,292,450

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$171,926
Accounts payable and accrued expenses	177,839
Total current liabilities	349,765

LONG - TERM DEBT:
Long-term obligations, net of current maturities	1,791,787
Security deposits	59,644
Total long - term debt	1,851,431

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, authorized 30,000,000 shares, issued 5,886,228 shares, outstanding 5,811,912 shares	5,886
Class A common stock, $.001 par value, 1/10th vote per share, authorized 15,000,000 shares, issued and outstanding 131,839 shares	132
Capital in excess of par value	2,421,124
Accumulated deficit	(2,326,057)
101,085

Less treasury stock, at cost, 74,316 shares	(9,831)
Total stockholders' equity	91,254
$2,292,450

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004

REVENUES:
Product sales	$281,213	$344,139	$903,109	$835,863
Rentals	220,418	230,589	658,668	693,436
	501,631	574,728	1,561,777	1,529,299

COSTS AND EXPENSES:
Cost of product sales	153,668	221,872	494,806	539,234
Cost of rentals	97,721	109,853	278,920	301,438
Selling, general and administrative expenses	249,263	259,171	747,976	795,734
	500,652	590,896	1,521,702	1,636,406

INCOME (LOSS) FROM OPERATIONS	979	(16,168)	40,075	(107,107)

OTHER INCOME (EXPENSE):
Interest expense	(5,340)	(1,320)	(5,583)	(1,908)
Interest and Dividend Income	33	70	233	389
Miscellaneous Income (expense)	(1,771)	(6,239)	(4,470)	(5,435)
EPA and DEP settlement	-	-	(154,422)	-
Insurance Recovery	15,173	-	15,173	-
	8,095	(7,489)	(149,069)	(6,954)

NET INCOME (LOSS) BEFORE INCOME TAXES	9,074	(23,657)	(108,994)	(114,061)
INCOME TAXES	-	-	-	250
NET INCOME (LOSS)	$9,074	$(23,657)	(108,994)	$(114,311)

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)

	Nine Months Ended December 31
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(108,994)	$(114,311)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,555	73,947
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	110,605	(30,528)
Inventories	(49,661)	35,016
Prepaid expenses and other current assets	6,497	10,412
Other assets	(47,571)	6,911
Accounts payable and accrued expenses	(79,567)	15,835
Security deposits	(3,582)	(7,445)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	(111,718)	(10,163)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Underapreciated cost of property sold	154,422	-
Purchase of equipment	(258)	(122,744)
	154,164	(122,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(24,038)	(77,800)
Increase in long-term debt	-	154,250
NET CASH USED IN FINANCING ACTIVITIES	(24,038)	76,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,408	(56,457)

CASH AND CASH EQUIVALENTS, beginning of period	158,906	215,528

CASH AND CASH EQUIVALENTS, end of period	$177,314	$159,071

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

The Consent Decree also stipulated that the EPA and NJDEP would receive the net proceeds from the sale of the company’s three Superfund site properties. As of December 31, 2005, one site consisting of 8.33 acres of land was sold in November 2004 for the contract sales price of $90,000 and a second parcel consisting of land and building was sold for a contract sales price of $400,000 in April 2005, leaving one property remaining consisting of 8+ acres.

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

For the nine-month period ended December 31, 2005, Technology General Corporation and subsidiary  had consolidated revenues of $1,561,777 and net loss of $108,994. Technology General Corporation, operating individually as a holding company managing the various operating segments, does not generate significant revenue other than allocating management expenses to the operating entities and leasing space to four tenants.

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

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (CONTINUED)

The Eclipse and Clawson Divisions operate in combination with each other, and total sales for the current nine-month period amounted to $187,852 and $260,068 respectively, for a total of $447,920. The comparable sales for the nine-month period ending December 31, 2004 were $232,463 for Eclipse and $204,176 for Clawson for a total of $436,639. The 2005 nine-month combined sales increased $11,281 compared to the 2004 nine-month total.

The Precision Metalform Division reported sales for the nine-months ended December 31, 2005 and 2004 of $455,188 and $399,244, an increase of $55,944. Management anticipates that sales for the balance of the year are expected to remain stable in the writing instruments and cosmetic fields. Precision Metalform, along with the Company's other operating divisions, has taken positive steps to reduce its general and administration overhead, including efforts to reduce inventories to conserve cash flow.

Technology General currently is leasing space at its corporate office complex to two (2) industrial tenants and is leasing residential property to another tenant. Total revenues for the current nine-month period were $114,420 and for the same period in 2004 were $113,915 resulting in virtually no change.

Transbanc International Investors Corporation, a wholly-owned subsidiary, is a real estate holding company which leases its 115,000 square foot building to three (3) industrial tenants and three (3) commercial tenants. Total rental revenue for the nine-months ended December 31, 2005 amounted to $544,247 an increase of $12,989 compared to the nine-months ended December 31, 2004. Management anticipates a modest increase in revenue from this facility resulting from modified leases for an extended period of time.

LIQUIDITY

As of December 31, 2005, current assets amounted to $638,509 and current liabilities totaled $349,765, reflecting a working capital  of $288,744 and a current ratio of 1.83 to 1. There was a positive cash flow of $18,408 for the current nine-month period. See net income/loss below.

RESULTS OF OPERATIONS

PRODUCT SALES. Technology General Corporation's manufacturing segment generated sales of $903,109 for the nine-month period ended December 31, 2005. This compares favorably with the nine month December 31, 2004 product sales figure of $835,863, a $67,246 across the board increase.

RENTAL SALES. Total consolidated rental billings for the nine-month period ended December 31, 2005 amounted to $658,668 a decrease of $34,768 over the same period for December 31, 2004.

GROSS MARGIN. The consolidated gross profit margin for the nine-months ended December 31, 2005, was 50 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. These expenses as a percent of net sales were approximately 48 percent for the nine-months ended December 31, 2005.

INTEREST. Total interest expense for the nine-months ended December 31, 2005 amounted to $103,694 of which $98,111 is reflected  under "Cost of Rentals" and the remainder of $5,583 is shown as a separate line item within "Other Income (Expense)".

NET INCOME/LOSS. The net loss for the nine-months ended December 31, 2005 amounted to $108,994 which was due wholly to the Company’s settlement with the EPA and NJDEP wherein land, building, and improvements costing the Company $465,000 were sold with all  proceeds going to the Federal and New Jersey governments. The book value of this property, $154,000, was written off as “other expense,” otherwise the Company would have reflected a net profit of $45,000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	TECHNOLOGY GENERAL CORPORATION

BY: /s/Charles J. Fletcher
Charles J. Fletcher President, Chief Executive Officer Chairman of the Board

BY: /s/Helen S. Fletcher
Helen S. Fletcher Secretary/Treasurer