Form 10KSB
period 2006-03-31
TECHNOLOGY GENERAL CORP
filed 2006-08-30
CIK 768914

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15 (d)of the
Securities and Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

( ) Transition Report Under Section 13 0r 15 (d)
Of the Securities and Exchange Act of 1934

For the transition Period From 4/01/2005 to 3/31/2006

Commission File No. 2-97732

TECHNOLOGY GENERAL CORPORATION

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
$2,108,690

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006 based on the closing bid on such day of $.10 $277,631

Indicate the number of shares outstanding of the Registrant's class of common stock as of March 31, 2006:

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

In addition, Transbanc International Investors Corporation, a wholly owned real-estate holding subsidiary is the owner of several industrial properties located in the Borough of Franklin, New Jersey. Two of these properties provided for a 115,000 sq. ft. industrial building located on 12.5 acres and the other provides for company executive offices and industrial buildings on 43 acres. In addition, Transbanc is the owner of 103 acres of undeveloped farm land that is seeking a zone change for a major senior housing complex.

The Precision Metalform Division is engaged in the manufacturing of a variety of deep drawn metal components used primarily in the writing instruments industry and cosmetic industry. The Eclipse Systems Division manufactures a variety of products, including spray coating systems and industrial air-driven
And electric mixers. Their spray coating systems are used mainly for coating industrial products and the industrial mixers are used primarily in the chemical and food processing industries. The Clawson Machine Division is engaged in the manufacture of a line of ice crushing equipment that is used by hotels, restaurants, cruise liners and the like.
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

Employees

As of March 31, 2006, the Company had approximately twenty-five (25) full time employees. The Company does not have a union and management considers its employee relations to be satisfactory.

Discussion of Divisions

1. Precision Metalform Division

Current sales for the fiscal year end March 31, 2006 were $628,510, a decrease of $26,540 from the previous fiscal year sales of $655,050.

2. Eclipse Systems Division

Eclipse Systems' sales for the fiscal year ending March 31, 2006 were $252,242, a decrease of $6,643 from the 2005 fiscal year's sales of $258,885. The decrease is attributable to the partial economic slowdown in the industries serviced by our products. The implementation of a new marketing strategy in 2004 has begun to show signs of significantly improving the effects of the 9/11 economic downturn. At the anticipated rate of change, with respect to previous years, the upcoming fiscal year can produce positive net earnings for the parent company. With continued manufacturing of specialized mixers, now approximately 65% of mixer sales, profitability is increased through direct end user sales thus avoiding distributor discounting. Sales improved slightly of our standard mixer line and is expected to improve slightly the same in the next twelve months. In addition, we are currently developing customized models for our mixer line, providing additional sales to an existing marketplace.

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

3. Clawson Machine Division

The Clawson Machine Division manufactures and assembles ice shavers and crushers, which are used primarily in the hotel and restaurant industries. Sales for the fiscal year ended March 31, 2006 increased $106,508 to $366,336 from the March 31, 2005 figure of $259,828. This 41% increase in sales is attributable to the restaurant and hotel revenues. Current market forecasts show increasing revenues in the near future in these areas which will result in upward sales of ice crushers and ice shavers in the upcoming years.

Division Marketing

1. Precision Metalform Division

The Precision Metalform Division provides its products primarily to domestic companies engaged in the manufacture of writing instruments and/or cosmetics closures. Precision Metalform's marketing strategies include the placement of selected ads in technical journals and/or web-site and is generally known through information provided by the Writing Instruments Association. The company’s new web-site is expected to seek out deep drawn products from the electronic and medical fields of endevor.

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

Current Operating Environment

The consolidated statement of operations for the fiscal year ended March 31, 2006 reflects a net loss of $87,189 as compared to a net loss of $11,650 for the fiscal year ended March 31, 2005.

Technology General currently is leasing space at its corporate office complex to one (1) industrial tenant and is leasing residential property to another tenant. Total revenues were $152,747 for the current year, an increase of $860 above March 31, 2005.

The Technology General Wildcat Road property did not generate any rental revenues during the fiscal year ended march 31, 2006 because the last of its income providing properties was sold during April 2005, all monies being distributed to the EPA and NJDEP. The result of losing this property for no value was a loss on the books of $156,887.

Transbanc International Investors Corporation, a 100 percent owned real estate operation, has established a substantial rental income base developed from eight (8) industrial tenants. Current rental revenues were $708,855, a decrease of 2% percent or $13,568 when compared to the March 31, 2005 fiscal year revenues of $722,423.

The rental revenues generated by Technology General, Wildcat Property, and Transbanc totaled $861,602 for this fiscal year, an eight (8) percent decrease over rental revenues of $932,186 for the fiscal year 2005.

The Company has settled all environmental claims by the EPA and NJDEP against a former site occupied in the early 1960’s and 1970’s (see Item 3 for further details). The Consent Decree required an initial payment of $120,000 and four (4) annual subsequent payments of $100,000. Additionally, the site proceeds of sale were distributed to the EPA and NJDEP on a timely basis.

The following summarizes Management's plans, which, could give the Company the ability to substantially improve its operating income base:

1.	Continue to evaluate its marketing strategies for the sales of its products in all divisions.

2.	Aggressively pursue new sales for Eclipse's new electric mixer line to supplement sales of its air driven mixer line supplemented with new developments.

3.	Continue to pursue legal permits necessary to pave the way for development of the Company's 103 acres.

4.	Maintain an aggressive program to monitor and control operating costs in an effort to reduce the operational overhead to its lowest possible level utilizing effective management.

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

Significant Customers

For the year ended March 31, 2006, the Clawson Machine Division had sales of $122,948 to three (3) major customers; the SeaKing Trading Co., $44,833; Statigic Equipment Co., $41,446; and the Cincinnati Ice Co., $36,669 which together accounted for 34 percent of the total sales of $366,336. One major customer, Pioneer Industries, accounted for $38,063 or fifteen (15) percent of Eclipse Systems total sales of $252,242. The balance of Eclipse sales are widely distributed among the Division’s varied customers.

The Precision Metalform Division has two customers which together represent 43 percent of Precision Metalform's total sales of $628,510. Accutec Inc. represents 14 percent and Sheaffer Pen represents 29 percent of Precision's total annual sales. The balance of customers are drawn from a wide range of industries, none of which account for more than 10 percent of Precision Metalform's total sales.

ITEM 2	DESCRIPTION OF PROPERTY

The Company occupies approximately 34,100 square feet in its own industrial park, which houses the administrative offices of all related entities and the manufacturing facilities for the Precision Metalform, Clawson Machine and Eclipse Systems Divisions. The remaining space of about 28,000 square feet is partially leased by one (1) tenant and is expected to generate $23,540 in rental revenues for the fiscal year ended March 31, 2007. A residence within the industrial park is leased to a tenant for an annual rent of $12,900.

The Company’s subsidiary Transbanc also owns an industrial site in Franklin, New Jersey comprising 103 acres, which is in the planning stages to change the zoning from industrial to senior housing development. This site includes an 86,000 gallon per day sewer allocation and has a main water line installed through the property.

Adjoining this acreage is a 113,000 square foot industrial building located on Munsonhurst Road owned by the Company's subsidiary, Transbanc. This facility is fully leased to various business interests.

The Company's Wildcat Properties owned a 24,000 square foot industrial building located on 22 acres in Franklin, New Jersey, of which 3.5 acres were the subject of an E.P.A. Superfund clean up. This property was fully restored and subsequently sold during April 2005 with all sales proceeds being distributed to the EPA and the NJDEP in the amount of $90,000.

ITEM 3	LEGAL PROCEDURES

Environmental Matters

The Company (in March 2003) has settled a complaint brought by the USEPA and NJDEP relating to toxic chemical contamination at a former manufacturing site on Wildcat Road Franklin, New Jersey. Under terms of the Consent Decree, the Company agreed to pay the EPA and NJDEP a combined total of $600,000. The Company has previously disbursed $420,000, leaving a balance of $180,000 comprised of $155,499 principal and $24,501 interest. These amounts will be paid in two annual installments; one at $100,000 due March 2007 and the final installment of $80,000, which is due March 2008. The $180,000 is shown on the Balance Sheet as: current liability, $100,000; long-term liability, $80,000.

Further, the Company was required to sell off its Superfund site within one year whereby 100% of the net proceeds will be paid to the EPA and DEP on a 90% - 10% basis. As of March 31, 2006.

The three sites were sold under the following terms per settlement:
a)	8.33 acres for a sum of $90,000.
b)	A plant and 7.3 acres were sold for $400,000.
c)	8.16 acres to Green Acres for $30,000.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded in the over the counter market. The Company has three security firms to represent the Company.

Since the Company's merger with its former subsidiary, Aerosystems Technology Corporation, the Company has experienced limited trading in the over the counter market. The following tables show for the calendar periods indicated, the representative high and low bid prices as reported by the National Quotation Bureau, Inc. of the Company's Common Stock for its past two fiscal years. Such prices represent quotations between dealers without adjustments for retail mark up, markdown or commissions and do not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2006	Common	Stock Bid
	High	Low

First quarter ended June 30, 2005	.15	.04
Second quarter ended September 30, 2005	.17	.10
Third quarter ended December 30, 2005	.10	.10
Fourth quarter ended March 31, 2006	.10	.10

Fiscal Year Ended March 31, 2005	Common	Stock Bid
	High	Low

First quarter ended June 28, 2004	.14	.04
Second quarter ended September 30, 2004	.14	.14
Third quarter ended December 31, 2004	.14	.04
Fourth quarter ended March 31, 2005	.05	.04

Stock Quotations

The above quotations were reported by the Electronic Bulletin Board for over the counter stocks.

Holders

The approximate number of holders of Common Stock of record of the Company on March 31, 2006 was 423. As of March 31, 2006 the number of holders of Common Stock Class A was 12.

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

Liquidity and Capital Resources

Working capital at March 31, 2006 was $270,331 and the current ratio was 1.66 to 1. Working capital decreased $94,305 from that of last year.

Net cash used in operations for the fiscal year ended March 31, 2006 amounted to $19,955 while net cash provided by operations was $110,526 for the fiscal year ended March 31, 2005, a difference of $130,481.

Results of Operations (consolidated)

The following table sets forth the statement of operations for the Company on a consolidated basis for the years ended March 31, 2006 and March 31, 2005. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere herein.

	2006	2005
Revenues:
Product Sales	$1,247,088	$1,173,763
Rental Income	861,602	932,186
	2,108,690	2,105,949
Costs and Expenses
Cost of Product Sales	699,096	646,200
Cost of Rentals	373,872	400,093
Selling, General, Adminstrative	976,288	1,014,214
	2,049,256	2,060,507

Income (Loss) from Operations	59,434	45,442
Other Income (Loss)	(146,023)	(56,592)
Income (Loss) Before Income Taxes	(86,589)	(11,150)
Income Taxes	600	500
Net Income (Loss)	$(87,189)	$(11,650)

Basic and Diluted Gain (Loss) per Common Shareholders	$(0.015)	$(0.002)
Current Ratio	1.66	2.13
Weighted Average Number of Commone Shares Outstanding Used in Computing Basic and Diluted Earnings (Loss) Per Common Share	5,943,751	5,943,751

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005
(see Description of Business- Discussion of Divisions)

Technology General Corporation generated consolidated revenues of $2,108,690 and $2,105,949 for the fiscal years ended March 31, 2006 and 2005 respectively. The three manufacturing divisions sales for 2006 were $1,247,088, an increase of $73,325 when compared to 2005 product sales of $1,173,763. The Clawson Machine Division sales increased $106,508 or 41 percent from $259,828 in 2005 to $366,336 for the fiscal year ended March 31, 2006. The Precision Metalform Division sales decreased $26,540 or 4 percent to $628,510 from the previous year's sales of $655,050. The Eclipse Systems Divisions sales for the current fiscal year were $252,242, a decrease in sales of $6,643 or 3 percent from the previous year's sales of $258,885.

Rental revenues decreased $70,584 to $861,602 for the current fiscal year compared to the previous fiscal year of $932,186. The Wildcat Road property did not generate any rental revenues for the fiscal year ended March 31, 2006 and will not have any rental income in the future. The division’s revenue decreased $57,876 from the previous year. Technology General's rental revenues increased to $152,747 for the fiscal year ended March 31, 2006 from $151,887 the previous fiscal year. The Transbanc subsidiary recorded current rental revenues of $708,855, a decrease of $13,568 over that of the fiscal year ended March 31, 2005.

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

The current fiscal year's net loss from the Company's rental entities after management fees but before income taxes totaled $134,913, a decrease of $144,061 compared to the previous fiscal year's net income of $9,148.

ITEM 7	FINANCIAL STATEMENTS

See index to Financial Statements attached hereto.

The current fiscal year’s net income generated from the manufacturing divisions totaled $48,323 after taxes, which was an increase of $68,621 over fiscal year’s March 31, 2005 net loss of $20,298.

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

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all compensation awarded to, earned by, paid or accrued by the Registrant for the year ended March 31, 2006 to each of the named executive officers of the Registrant.

Executive Capacity

Name	Position
Charles J. Fletcher	President, Chairman of the Board
Helen S. Fletcher	Secretary/Treasurer, Director
Ryan Barbulescu	Director, President Eclipse/Clawson Divisions
Daniel Davis, Sr.	Director, President Precision Metalform Division

Compensation
Name of Individual or Group	Capacity in Which Served
Charles J. Fletcher	President/Chairman of the Board

Cash Compensation $202,788
No other executive officer received compensation in excess of $100,000.

1.	None of the executve officers have employment agreements with the Company.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth as of March 31, 2006 certain information with respect to all those known by the Company to be beneficial owners of more than 5 percent of its outstanding voting stock, each director owning shares of voting stock and all directors and executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares beneficially owned unless otherwise indicated in the footnotes below.

Name & Address Beneficial Owner/ Identity of Group	No. of Shares Common Stock	No. of Shares Class A Stock	Percentage Beneficial Ownership
	Beneficially Owned
Charles J. Fletcher (1) 15 Seminole Ct, Newton NJ 07860	2,766,620	25,000	46.5

Jeffrey C. Fletcher 4910 S.W. Parkgate Blvd. Palm City FL 34990	472,439	20,000	7.0

Helen S. Fletcher (2)(3) 15 Seminole Ct, Newton NJ 07860	73,000		1.2

Evelyn Padalino 35 Gall Road, Morris Plains NJ 07950	383,916		6.5

 All officers and directors as a group total four and own 2,845,120 Common shares and 47,500 Class A shares.

(1) Charles J. Fletcher is also a Trustee of voting trusts covering an additional 571,282 shares of Common stock (10%).

(2) Helen S. Fletcher is a co-founder and Secretary/Treasurer of the Company.

(3) Helen S. Fletcher holds 2,113,000 Common shares in joint; Ten with those shares reported by her husband Charles J. Fletcher, as noted above.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13	EXHIBITS AND REPORTS ON FORM 8K

(a) The following documents are filed or part of this report:

1.	Financial Statements
Accountants' Report (F-1)
Consolidated Balance Sheet (F-2)
Consolidated Statements of Operations (F-3)
Consolidated Statements of Stockholders Equity (F-4)
Consolidated Statements of Cash Flows (F-5)
Notes to Consolidated Financial Statements (F-6 through F-15)

2.	Exhibits	Incorporation by reference previous designation
Description

	Certificate of Incorporation	*
	Voting Trust Agreement	*
	By-Laws	*
	Specimen of Stock Certificate(common)	*
	Specimen of Stock Certificate (class A Common)	*
	Statement Regarding Computation of Per Share Earnings	**

*Incorporated herein by reference to Registrant's Registration Statement on
S-14 effective on April 23, 1987 (SEC file No. 2-97732)

**See Consolidated Financial Statements

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized in the Borough of Franklin, State of New Jersey, on the 30th day of August, 2006.

TECHNOLOGY GENERAL CORPORATION

/s/Charles J. Fletcher

BY: Charles J. Fletcher, President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY GENERAL CORPORATION

/s/Charles J. Fletcher

Charles J. Fletcher
President/Chief Executive Officer
Chairman of the Board

/s/Helen S. Fletcher

Helen S. Fletcher
Secretary/Treasurer

Date: 08/30/06

TECHNOLOGY GENERAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AND
ACCOUNTANTS' REPORT

MARCH 31, 2006
(UNAUDITED)

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

DONALD T. SIENKIEWICZ, SR.
Certified Public Accountant
P.O. Box 99, 2 Prospect Avenue
Andover, New Jersey 07821
(201) 768-5924

ACCOUNTANTS' REPORT

The Board of Directors and Stockholders of Technology General Corporation

I have compiled the accompanying consolidated balance sheet of Technology General Corporation and Subsidiary as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2006, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management (the owners). I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

I am not independent with respect to Technology General Corporation and Subsidiary.

Donald T. Sienkiewicz
Franklin, New Jersey
August 9, 2006

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
ASSETS

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$164,079
Accounts receivable, net of allowance for doubtful accounts of $5,700	218,889
Inventories	268,694
Prepaid expenses and other current assets	25,303
Total current assets	$676,965

PROPERTY, PLANT AND EQUIPMENT, net	1,612,994

OTHER ASSETS:
Goodwill, less accumulated amortization of $70,508	6,408
Other	45,364
51,772
$2,341,731

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Long-term debt, current portion	$165,020
Accounts payable	109,280
Accrued expenses and other current liabilities	132,334
Total current liabilities	$406,634

LONG - TERM LIABILITIES:
Long-term debt, less current portion	1,772,133
Security deposits	49,904
1,822,037
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 1 vote per share, authorized 30,000,000 shares, issued 5,886,228 shares, outstanding 5,811,912 shares	5,886
Class A common stock, $.001 par value, .1 vote per share, authorized 15,000,000 shares, issued and outstanding 131,839 shares	132
Capital in excess of par value	2,421,124
Accumulated deficit	(2,304,251)
122,891

Less treasury stock, at cost, 74,316 shares	(9,831)
Total stockholders' equity	113,060
$2,341,731

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

	2006	2005

REVENUES:
Product sales	$1,247,088	$1,173,763
Rentals	861,602	932,186
	2,108,690	2,105,949
COSTS AND EXPENSES:
Cost of product sales	699,096	646,200
Cost of rentals, including interest expense of $117,915 and $111,614 in 2006 and 2005, respectively	373,872	400,093
Selling, general and administrative expenses	976,288	1,014,214
	2,049,256	2,060,507
INCOME (LOSS) FROM OPERATIONS	59,434	45,442

OTHER INCOME (EXPENSE):
Interest income	-	7,539
Interest expense	(5,647)	(3,150)
Other	(6,220)	(25,806)
Insurance recoveries	20,266	0
EPA and DEP Settlement Charges	(154,422)	(35,175)
	(146,023)	(56,592)

NET INCOME (LOSS) BEFORE INCOME TAXES	(86,589)	(11,150)
INCOME TAXES	600	500
NET INCOME (LOSS)	$(87,189)	(11,650)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.015)	$(0.002)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	5,943,751	5,943,751

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006 and 2005 (UNAUDITED)

Common Stock			Class A Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Shares	Amount	Total
BALANCES, March 31, 2004	5,886,228	$5,886	131,839	$132	$2,241,124	$(2,205,412)	74,316	$(9,831)	$211,899
NET LOSS						$(11,650)			(11,650)
BALANCES, March 31, 2005	5,886,228	5,886	131,839	132	2,241,124	(2,217,062)	74,316	(9,831)	200,249
NET LOSS						(87,189)			(87,189)
BALANCES, March 31, 2006	5,886,228	5,886	131,839	$132	$2,241,124	$(2,304,251)	74,316	$(9,831)	$113,060

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2006 and 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(87,189)	$(11,650)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	105,989	112,346
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	57,599	(55,612)
Inventories	(27,162)	15,087
Prepaid expenses and other current assets	(14,687)	7,179
Other assets	(25,392)	9,095
Accounts payable	(32,869)	32,135
Accrued expenses and other current liabilities	17,078	12,933
Security deposits	(13,322)	(10,987)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,955)	110,526

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(78,696)	(213,212)
Sale of property, at cost	154,422	35,174
	75,726	(178,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	114,250	254,250
Principle payments on long-term debt	(164,848)	(243,360)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(50,598)	10,890

NET INCREASE (DECREASE) IN CASH	5,173	(56,622)

CASH, beginning of year	158,906	215,528

CASH, end of year	$164,079	$158,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid during the year for interest	$123,262	$114,764

See accompanying notes to consolidated financial statements

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS:

Technology General Corporation is a manufacturer of deep-drawn metal-formed products, a manufacturer of ice crushing and shaving equipment and a manufacturer and distributor of spray coating and industrial mixer systems, and sells its products to a wide variety of users primarily throughout the United States. Its subsidiary (Transbanc International Investors Corporation) owns and leases to various tenants a 115,000 square foot commercial building and leases approximately 4,000 sq. ft. to one additional tenant in its corporate complex.

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

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income (Loss) Per Common Share - The Company complies with SFAS No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Since the Company has no securities or other contracts to issue common stock, basic and diluted net loss per common share for the years ended March 31,2006 and 2005 were the same.

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

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - INVENTORIES:

Inventories consist of the following at March 31, 2006:

Purchased parts and raw materials	$183,537
Work-in-progress	7,378
Finished goods	77,779
$268,694

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at March 31, 2006:

Land and improvements	$580,648
Building and improvements	3,762,094
Machinery and equipment	1,813,461
Office furniture and equipment	55,431
Transportation equipment	97,332
6,308,966
Less accumulated depreciation and amortization	4,695,972
$1,612,994

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - LONG-TERM DEBT:

The following is a summary of long-term debt at March 31, 2006:

Mortgage note payable in monthly installments of $13,855, including interest at 8.47% per annum, through October 15, 2007, at which time the remaining principal balance is due, and collateralized by first mortgages on the Company's real estate holdings and the assignmentof leases and rents from its rental operations	$1,229,653

A second mortgage note payable has been secured from the Sussex Bank with interest only due monthly at currently 7.75%. This lien is junior to the above lien of The Bank of New York. The principal balance is due October 30, 2010.	400,000

Estimated professional fees accrued for past legal services	127,500

Balance payable to the EPA and NJDEP (see Note 10) including interest at 3.35% per annum due in two annual installments; one payment of $100,000 due March 2007 and the remaining payment of $80,000 due March 2008.	180,000
1,937,153
Less current portion	165,020
$1,772,133

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - LONG-TERM DEBT (CONTINUED):

Future aggregate principal maturities by year are as follows:

Year ending March 31:

2007	$161,952
2008	146,272
Thereafter	1,628,929
$1,937,153

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities are comprised of the following at March 31, 2006:

Payroll and related taxes	$17,909
Interest	8,679
Deferred rental income	84,265
Other	21,481
$132,334

 NOTE 7 - LEASES:

The Company is the lessor under operating leases that expire in various years through 2010.

Approximate aggregate future minimum rentals to be received under non-cancelable leases as of March 31, 2006 are as follows:

Year ending March 31:

2007	$752,183
2008	295,176
2009	18,720
2010	18,720
$1,084,799

 TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - INCOME TAXES

At March 31, 2006, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $1,500,000 and $1,300,000, respectively, which expire beginning in 2007.

NOTE 9 - SEGMENT INFORMATION:

Segment information listed below reflects the four principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

Information relative to the Company's business segments is as follows:

	Years Ended March 31,
	2006	2005

Revenues:
Deep-drawn metal-formed products	$628,510	$655,050
Spray coating and industrial mixer systems	252,242	258,885
Ice crushing and shaving equipment	366,336	259,828
Rental	861,602	932,186
	$2,108,690	$2,105,949

	Years Ended March 31,
	2006	2005

Operating profit (loss):
Deep-drawn metal-formed products	$126,946	$182,363
Spray coating and industrial mixer systems	43,377	17,180
Ice crushing and shaving equipment	107,832	40,156
Rental	341,062	344,583
	619,217	584,282
Less unallocated general corporate charges	(514,942)	(538,840)
	$104,275	$45,442

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SEGMENT INFORMATION (CONTINUED):

		March 31, 2006

Identifiable assets:
Deep-drawn metal-formed products		$359,459
Spray coating and industrial mixer systems		122,842
Ice crushing and shaving equipment		117,441
Rental		1,123,973
General corporate		618,016
		$2,341,731

	Years Ended March 31,
	2006	2005

Depreciation and amortization:
Deep-drawn metal-formed products	$33,907	$24,880
Spray coating and industrial mixer systems	0	0
Ice crushing and shaving equipment	675	862
Rental	53,442	56,749
General corporate	26,020	29,855
	$114,044	$112,346

	Years Ended March 31,
	2006	2005

Capital additions (deletions):
Deep-drawn metal-formed products	$78,520	$69,206
Spray coating and industrial mixer systems	0	0
Ice crushing and shaving equipment	0	1,575
Rental	(154,246)	79,825
General corporate	0	27,432
	$(75,726)	$178,038

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9 - SEGMENT INFORMATION (CONTINUED):

The Company's deep-drawn metal-formed products segment had sales to two major customers in 2006 and 2005 of approximately $270,243 and $257,229,respectively. The spray coating and industrial mixer systems segment had sales to one major customers of approximately $38,000 and $30,000 in 2006 and 2005. The ice crushing machines segment had sales to three major customers in 2006 of $123,000 and two major customers in 2005 of $71,000 in 2006.

The Company's deep-drawn metal-formed products segment had purchases from two major suppliers of $146,000 in 2006 and purchases of $109,000 in 2005 from two major vendors. The spray coating and industrial mixer systems segment had purchases from one major supplier of approximately $18,000 and $33,000 in 2006 and 2005, respectively. The ice crushing machines segment had purchases from three major suppliers in 2006 and 2005 of approximately $86,000 and $60,000, respectively.

The Company derived rental income from two major tenants during 2006 and 2005 of approximately $638,000 and $622,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company has settled a suit brought by the United States Environmental
Protection Agency (EPA) and the New Jersey Department of Environmental
Protection (NJDEP) relating to toxic chemical contamination at a site formerly occupied by a subsidiary of the Company.

Under the terms of the Consent Decree, the EPA and the NJDEP are to receive a combined total of $600,000; in June 2003 the Company disbursed $60,000 to the EPA and $60,000 to the NJDEP leaving a balance of $480,000. The $480,000 is to be paid in annual installments commencing March 2004,$100,000; March 2005, $100,000; March 2006, $100,000; March 2007, $100,000, and March 2008 the remaining $80,000. The three installments of $100,000 each were disbursed in March 2004, March 2005, and March 2006 leaving a remaining balance due of $180,000, which are shown on the financial statements as 100,000 included in “current liabilities” and $80,000 in “long term debt” (see Note 5).

The Consent Decree also stipulated that the EPA and NJDEP would receive 100% of the net proceeds from the sale of certain of the Company’s Superfund site properties.

TECHNOLOGY GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

In accordance therewith, the Company relinquished its ownership of a site consisting of land and building which was sold on April 22, 2005 (the current fiscal year), the net proceeds of which, approximately $399,000, were distributed to the EPA and the NJDEP.

The financial impact on the Company’s Statement of Earnings resulting from the above transaction was to incur an expense of $154,422, which is shown as line item “EPA and DEP Settlement Charges” under “Other Income (Expense)”.

The Company’s net loss for the fiscal year ended March 31, 2006 of $87,189 is primarily due to this forced sale of its property for nothing in return; otherwise they would have had a net income of about $67,000.

During the fiscal year ended March 31, 2005, the Company sold one site consisting of 8.33 acres of land in accordance with the Consent Decree. The property was sold for a gross price of $90,000 with the EPA netting $65,314 and the NJDEP receiving $7,257 from the proceeds of the sale.